Form 10QSB
period 1999-06-30
TENSLEEP TECHNOLOGIES INC
filed 1999-08-30
CIK 1006024

SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C.  20549


                              FORM 10-QSB



(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.



                                    OR


    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _____________________TO
             __________________________



                      Commission Fine Number   0 - 30164



                     TENSLEEP TECHNOLOGIES, INC.
            (Name of Small Business Issuer in its charter)


           COLORADO                                       33-0789960
(state or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


         2201 N. LAMAR BLVD., SUITE 205, AUSTIN, TEXAS 78705
          (Address of Principal Executive offices, Zip Code)


                            (512) 236-8140
           (Issuer's Telephone Number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes [ ]      No [X]


     The number of shares outstanding of issuer's only class of Common Stock. $0.01 par value, was 6,695,016 on August 20, 1999.

                               INDEX

Part I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Financial Statements for Tensleep Technologies, Inc.:

        Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . 2

        Statements of Operations . . . . . . . . . . . . . . . . . . 4

        Statements of Shareholders' Equity . . . . . . . . . . . . . 6

        Statements of Cash Flows . . . . . . . . . . . . . . . . . . 7

        Notes to the Financial Statements  . . . . . . . . . . . . . 8

     Item 2.  Management's Discussion and Analysis or Plan of Operations

        Overview . . . . . . . . . . . . . . . . . . . . . . . . . .16

       Plan of Operation . . . . . . . . . . . . . . . . . . . . . .19

Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . .25

     Item 2.  Changes in Securities  . . . . . . . . . . . . . . . .25

     Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . .25

     Item 4.  Submission of Matters to Vote of Security-Holders  . .25

     Item 5.  Other Information  . . . . . . . . . . . . . . . . . .25

     Item 6.  Exhibits and Reports on Form 8 - K . . . . . . . . . .25
                PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



Introduction


     The financial statements have been prepared by Tensleep Technologies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading when read with the Company's financial statements for the year ended September 30, 1998. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results from the periods presented.

                      TENSLEEP TECHNOLOGIES, INC.
                    (Formerly Tensleep Design, Inc.)
                     (A Development Stage Company)

                          Balance Sheet As Of
                    June 30, 1999 and September 30, 1998
                              (unaudited)


                                 ASSETS

                                             June 30,         September 30,
                                               1999              1998
Current Assets

   Cash                                       $    525        $        182
   Investment in Pooled Account, (Note 7)        6,033              22,693
                                              --------        ------------
       Total Current Assets                      6,558              23,075

Fixed assets:

   Machines & Equipment                        102,105             102,014
   Software                                    172,171             172,371
   Accumulated Depreciation                   (114,330)            (45,732)
                                              ---------        ------------
       Total Fixed Assets                      160,146             228,653

Other Assets:

   Credits for Engineering Services (Note 12)   77,850
   Secured Note Receivable  (Note 5)           105,000
   Securities held for sale (Note 2)           398,000             198,000
                                               -------         -----------
        Total Other Assets                     580,850             198,000
                                               -------         -----------
        Total Assets                          $747,554         $   449,728
                                              ========         ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
   Loan Payable (Note 4)                       $   14,442       $   14,142
   Accrued Consulting Fee Expenses                  2,800          120,000
   Convertible note payable                                      1,500,000
                                               ----------       ----------
        Total Liabilities                          17,242        1,634,142

Stockholders' Equity:

   Preferred stock, no stated value,
   10,000,000 shares authorized, no shares
   issued and outstanding                             0               0

   Common stock, $0.01 stated value,
   50,000,000 shares authorized, 6,695,016
   and 6,103,016 issued and outstanding
   as of June 30, 1999 and December 31,1998        66,950           61,030
   Additional paid-in capital                   3,084,466          535,186
   Retained earnings                           (1,780,930)
   Note Receivable, Related Party (Note 5)       (565,200)
   Net Income (Loss) For Period                   (74,974)      (1,780,930)
                                               -----------      -----------
         Total Stockholders Equity (Deficit)       730,312      (1,184,714)
                                               -----------      -----------
         Total Liabilities &                   $   747,554      $  449,728
              Stockholders' Equity             ===========      ===========


                      TENSLEEP TECHNOLOGIES, INC.
                    (Formerly Tensleep Design, Inc.)
                     (A Development Stage Company)

                        Statement of Operations
            For the Three Months Ended June 30, 1999 and the
                    Three Months Ended June 30, 1998
                              (unaudited)


                                               June 30,       June 30,
                                                 1999           1998
Income

   Equipment Rental                            $  28,950      $        0
   Equipment Sales                                     0               0
                                                --------       ---------
     Net Income                                   28,950               0

Operating Expenses

   Operating Expenses                             57,781          26,033
                                                --------       ---------
   Net Operating Income (Loss)                   (28,831)        (26,033)

Other Income (Expenses)                                0               0
                                                --------       ---------
Net Loss Before Income Taxes                     (28,831)        (26,033)

Income Taxes                                           0               0
                                                --------        --------
Net Loss After Taxes                            ($28,831)       ($26,033)
                                                =========       =========

Earnings (Loss) Per Common Share (Note 14)         (0.004)         (0.004)
                                                ==========      ==========

                      TENSLEEP TECHNOLOGIES, INC.
                    (Formerly Tensleep Design, Inc.)
                     (A Development Stage Company)

                        Statement of Operations
               For the Nine Months Ended June 30, 1999 and
                  For the Nine Months Ended June 30, 1998
                Cumulative From Inception to June 30, 1999
                              (unaudited)


                                                 June 30,       June 30,     Cumulative
                                                   1999           1998           from
                                                                              Inception

Income

   Equipment Rental                            $    86,850    $         0   $      92,200
   Equipment Sales                                  12,000              0          14,150
                                                ----------     ----------    ------------
     Net Income                                     98,850              0         106,350

Operating Expenses

   Operating Expenses                              176,546     (1,368,163)    ( 1,964,975)
                                                ----------      ----------    -----------
   Net Operating Income (Loss)                     (77,696)    (1,368,163)    ( 1,858,625)

Other Income (Expenses)                              2,722              0           2,722
                                                ----------     ----------     -----------
Net Loss Before Income Taxes                       (74,974)    (1,368,163)    ( 1,855,903)

Income Taxes                                             0              0               0
                                                ----------     -----------    -----------
Net Loss After Taxes                           ($   74,974)   ($1,368,163)    ($1,855,903)
                                                ===========    ===========    ===========
Earnings (Loss) Per Common Share (Note 14)          (0.01)         (0.22)         (0.29)
                                                ===========    ===========    ===========

                     TENSLEEP TECHNOLOGIES, INC.
                   (Formerly Tensleep Design, Inc.)
                    (A Development Stage Company)

                  Statement of Stockholders' Equity
            October 23, 1997 (Inception) to June 30, 1999
                             (unaudited)

<CAPITION>
                                              Additional
              See           Number of                 Common    Paid-In    Retained
              Note Date     Shares      Consideration Stock     Capital    Deficit      Total
Stock issued  5A   11/10/97 4,500,000   Non-cash      $ 45,000   -0-        -0-         $  45,000
Stock issued  5B   11/10/97 1,000,000   Non-cash        10,000    190,000   -0-           200,000
Stock issued  5C   12/23/97   500,000   Non-cash         5,000    245,000   -0-           250,000
Exercise      5D   4/1/98         400   Non-cash             4        156   -0-               160
Class A
Warrants
Exercise      5D   4/1/98         400   Non-cash             4        156   -0-               160
Class A
Warrants
Exercise      5D   5/27/98      2,000   Non-cash            20        780   -0-               800
Class A
Warrants
Exercise      5E   6/2/98         200   Cash                 2         78   -0-                80
Class A
Warrants
Exercise      5D   6/17/98         16   Non-Cash         -0-           16   -0-                16
Class A
Warrants
Exercise      5F   6/23/98    100,000   Non-Cash         1,000     99,000   -0-           100,000
Class A
Warrants
Net(Deficit
accumulated
during the
development
stage)                                                                       (1,780,930)  (1,780,930)

Balance,                    6,103,016                   $61,030  $ 535,186  $(1,780,930) $(1,184,714)
September 30,1998

Stock issued  5G   12/15/98    35,000   Cash/Note           350    174,650   -0-             175,000
Stock issued  5H   12/15/98     8,000   Non-Cash             80     39,920   -0-              40,000
Stock issued  5I   12/15/98   300,000   Non-Cash          3,000  1,497,000   -0-           1,500,000

Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960   -0-              20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960   -0-              20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960   -0-              20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960   -0-              20,000
Stock issued  5J   12/15/98     4,000   Non-Cash             40     19,960   -0-              20,000
Stock issued  5K   12/15/98   137,000   Non-Cash          1,370    683,630   -0-             685,000
Exercise      5K   12/15/98    88,000   Non-Cash            880     34,320   -0-              35,200
Class A
Warrants
Exercise
Class B
Warrants      5L    5/10/99     4,000   Non-Cash             40     19,960   -0-              20,000

Net Loss                        -0-                         -0-       -0-       (74,574)     (74,574)
(Deficit
accumulated
from10/1/98
to 6/30/99)
Balance,                    6,695,016                   $66,950 $3,084,466   $(1,855,504) $ 1,295,912
June 30, 1999

                     TENSLEEP TECHNOLOGIES, INC.
                   (Formerly Tensleep Design, Inc.)
                    (A Development Stage Company)

                       Statement of Cash Flows
                         For the Nine Months
                  October 1, 1998 to June 30, 1999
                             (Unaudited)





Cash flows from operating activities:
    Net income                                              ($     74,974)

    Adjustments to reconcile net loss to net cash used:
          Depreciation and amortization                            68,598
          Expenses incurred in exchange for common stock           40,000
          Non cash expense for accrued consulting fees              2,800
          Accrued Equipment Rental                           (     77,850)
                                                            --------------
    Net cash used by operating Activities                    (     41,426)

Cash flows from investing activities:
    Purchase of property and equipment                       (         91)
                                                            --------------
Net cash provided by (used in) investing activities          (         91)

Cash flows from financing activities:
     Proceeds from Pooled Investment Account                       16,660
     Net Proceeds from Sale of Securities                          25,000
                                                            -------------
     Net cash provided by (used in) financing activities           41,660
                                                            -------------
     Net increase (decrease) in cash and cash equivalents             143

Cash and cash equivalents, beginning of period                        382
                                                            -------------
Cash and cash equivalents, end of period                    $         525
                                                            =============

                     TENSLEEP TECHNOLOGIES, INC.
                   (Formerly Tensleep Design, Inc.)
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

                            June 30, 1999

                             (Unaudited)

        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

     This interim financial statement has been prepared by the management of the Company and it is of the opinion that the statements include all adjustments that are necessary in order to make them not misleading.

Organization

     Tensleep Technologies, Inc. (the "Company"), a Colorado corporation, formerly Tensleep Design, Inc., is a development stage company. It is an Integrated Internet company. The Company has both a Consumer and business to business focus. Its Consumer focus is directed toward a hub for Financial Services and E-Consumer stores. Its business focus is directed toward the business of designing, developing, and marketing Internet Appliances and other integrated circuits with a specific focus on digital signal
processors.  The Company is located in Austin, Texas.   It is expected that
the Company's primary customers will be original equipment manufacturers located in California and Japan for inclusion into their products.

Development Stage Company

     The Company is currently in its development stage, and has not generated any income from operations. The Company was incorporated in October 1997, and is currently obtaining funding to proceed with development and marketing its services, products and technologies. The Company's success is dependent on obtaining additional funding and the ultimate successful sales of its products. There is no assurance that funding will be obtained or that the Company can ever operate profitably. Success in also dependent on many other factors, such as management and distribution. Some of these factors may be beyond the Company's control.

Cash and Cash Equivalents

     For the purposes of financial statement reporting, the Company considers all highly liquid investments with maturity of 3 months or less to be considered cash equivalents.

Concentration of Credit Risk

     The Company maintains its operating cash account at a commercial bank in Orange County, California. The account at the bank is guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank.

Property and Equipment, Depreciation and Amortization

     Property and equipment obtained in exchange for stock is carried at the fair market value of the equipment on the date of exchange, if purchased it is carried at cost as of the date of purchase.

     Depreciation and amortization is computed using the straight-line method over the assets' expected useful lives. The useful lives of property and equipment for purposes of computing depreciation and amortization are:

          Machinery & Equipment         3 years
          Software                      3 years

     Repairs and maintenance are charged to operations when incurred. Cost of betterments which materially extend the useful lives of the asset are capitalized. Gains and losses from sales or disposition of assets are included in the statement of operation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

     For most of the Company's financial instruments, the carrying value is considered to approximate the fair value. Cash, most accounts receivable and accounts payable are settled so close to the balance sheet date that fair value does not differ significantly from the stated amounts.

Revenues

     The revenue included in these statements is from an equipment rental agreement with Silicon Resources, Inc. (See Note 12) The company recognizes revenues on rentals and sales on an accrual basis at the time of invoice upon delivery of the Company's products or as right to income is incurred.

Income Taxes

     The Company has not generated any taxable income and therefore a provision for income taxes is not necessary. Similarly, a provision for deferred taxes is not necessary. The Company has available at September 30, 1998, unused operating loss carryforward that may be applied against future taxable income and that expire as follows:

          Amount of Unused Operating              Expiration During Year
             Loss Carryforward                    Ended September 30:

          Federal      State - Colorado           Federal        State
          ----------     ----------               -------        ------
          $1,780,930     $1,780,930                2018           2013


Adjustments

      In the opinion of management the data reflects all necessary adjustments for a fair statement of results for this period. All adjustments are of a normal and recurring nature.

Advertising

      Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received.

NOTE 1: INVESTMENT IN POOLED EQUITY ACCOUNT

     The Company owns a $6,033 interest in a personal brokerage account held by a shareholder. Originally, the Company received a $45,000 interest in the account which was obtained in exchange for 4.5 million shares of common stock, as described in Note 3. The Company has received $38,967 from the shareholder.

NOTE 2: INVESTMENT IN CORPORATE FINANCE COMPANY

     In 1997 the Company acquired 80,000 shares of Corporate Finance Company ("CFC") common stock. CFC is an affiliate company. Shares acquired represent approximately a 4.4% ownership in CFC. A major shareholder of the Company is also a major shareholder of CFC. Based on the 4.4% ownership interest in CFC, the Company has accounted for the investment under the cost method. The shares were obtained in the cash-free exchange described in Note 3 and were valued at $2.50 per share, which represents the sale price of CFC shares in transactions during the six to twelve months before the date of the exchange. The valuation of the shares obtained was an agreed-upon value as of the date of the exchange and will be carried on the books of the Company at cost. In 1998 the Company sold 800 shares of CFC common stock to unrelated parties. The proceeds from the sale were given directly to CFC to reduce the Company's loan payable to CFC (See note 4). In December 1998 the Company received another 80,000 shares of CFC common stock in payment of $200,000, $2.50 per share, which was applied against the note receivable from a related party. This is also accounted for under the cost method.

NOTE 3: NON CASH TRANSACTIONS

     As explained in Note 1, 4.5 million shares of common stock were sold for $45,000. In lieu of cash, a $45,000 shared interest in a personally held brokerage account was granted. The account has been funded by a shareholder with cash payments totaling $77,000.

     As explained in Note 2, the investment of 80,000 shares of Corporate Finance Company was obtained in exchange for 1 million investment units. Each unit is composed of one share of common stock and one warrant to purchase one share of common stock at a specified price (see note 7).

     As explained in Note 5C, the Company obtained its licensing agreement in exchange for 500,000 shares of common stock. The common stock was valued at the agreed-upon price of $250,000, or 50 cents per share.

     As explained in Note 5F and Note 11, the Company acquired from LS2 equipment and software in exchange for 100,000 shares of common stock.

NOTE 4: LOAN PAYABLE TO CORPORATE FINANCE COMPANY

     CFC has loaned the Company certain funds to cover operating expenses. The balance due on the loan from CFC as of September 30, 1998 in the amount of $14,442 is covered by a non-interest bearing demand note. In January 1999 CFC assigned the note to R Tucker & Associates.


NOTE 5:  CAPITAL FUNDING

     The Company had authorized private offerings pursuant to Regulation S, Section 3 (b) and/or 4(2) of the Securities Act of 1933, as amended, and/or Rule 504 of Regulation D promulgated thereunder. These offerings were composed of common stock and/or warrants. Such offerings resulted in dilution to Company stockholders before each offering. Additionally, dilution could also result from the exercising of warrants, incentive stock options, and non-incentive stock options. Stock option plans are described in Note 6. The following summarizes the various stock and warrant transactions as reported in the accompanying Statement of Changes in Stockholders' equity (deficit):

     Note A - upon value as of the date of exchange.

     Note C - upon price of $250,000, or 50 cents per share. The original agreement made in 1997 required a royalty be paid to the licensor based upon sales. In 1998 the Company acquired from the licensor machinery and equipment, software, technology, goodwill and cancellation of royalties (See note 10).

     Note D 2840 warrants were exercised. The exercise price of the warrants was $.40 per share and the cash from the exercise of these warrants was received by CFC and was used to reduce the Company's loan payable to CFC. The warrants were exercised by unrelated third parties.

     Note E 200 warrants were exercised. The exercise price of the warrants was $.40 per share. The cash from these warrants was deposited into the Company's checking account and were exercised by unrelated third parties.

     Note F In exchange for 100,000 warrants the Company acquired testing equipment, design software, hardware, and intellectual property from LS Squared, Inc. a California corporation, valued at $100,000 and appearing on LS2 books and records at approximately $120,000. The common stock was valued at $100,000, the agreed-upon value of the property received from LS Squared, Inc.

     Note G - The Company received $25,000 in cash and promissory notes in the amount of $155,000. One of the promissory notes received was for $50,000 and R Tucker & Associates was the payee
              (see note K).

     Note H - 24,000 shares of common stock were issued for $120,000 in exchange for accrued consulting fees, which was expensed as operating expense (see note 9)

     Note I - 300,000 shares of common stock were issued for $1,500,000 to pay off the convertible note, which was issued in exchange for fixed assets of $173,948 and Research & Development expenses of $1,327,052 (see note 13).

     Note J - 4000 shares of common stock were issued for $20,000 in exchange for advertising in 1999.

     Note K - 137,000 shares of common stock were issued for $685,000 and 88,000 warrants exercised in exchange for a $765,200 promissory note, secured by 200,000 shares of common stock. The $765,200 note includes $50,000 resulting from the cancellation of a $50,000 note previously issued by R Tucker & Associates to an unrelated party in an unrelated transaction (see note G).

     Note L - 4,000 shares of common stock were issued by the exercise of 4,000 Class B Warrants at $4.50 per share in exchange for $20,000 in advertising and promotional services.



NOTE 6:  STOCK OPTION PLANS

     The Company has a stock option plan pursuant to Section 422A of the Internal Revenue Code. The plan has yet to be defined other than the reserving of 500,000 shares of common stock for such a plan.

     The Company has also adopted a non-incentive stock option plan. This plan grants options that can be exercised at a specified price. The Company has resolved that 800,000 shares of common stock be reserved for this plan. As of March 31, 1999, the options to purchase 200,000 shares at 50 cents per share (same as the then current market price) had been granted to the majority and controlling shareholders and an independent consultant.
These options expire December 1, 2002.

NOTE 7: WARRANTS

     As part of its funding activities, the Company has issued warrants for the purchase of common stock. Additional warrants may be issued in the future during additional offerings. As of June 30, 1998, the following warrants were outstanding:

     Class A - One Warrant can purchase one common share
        Ronald S. Tucker            - 200,000 warrants at 40 cents per share
        R Tucker & Associates, Inc. - 108,960 warrants at 40 cents per share R Tucker & Associates, Inc. - 500,000 warrants at 80 cents per share

        The warrants expiration dated has been extended from July 31, 1999, to March 31, 2000.

     Class B - one warrant can purchase one common share

        George N. Haddad            -  35,000 warrants at $4.50 per share
        R Tucker & Associates, Inc. - 461,000 warrants at $4.50 per share

        The warrants are to expire on May 31, 2002.

NOTE 8: RISKS AND UNCERTAINTIES

     As discussed in "Organization and Summary of Significant Accounting Policies", the Company has been in the development stage since its inception on October 23, 1997. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of capital funding and future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The investments in the pooled equity account are held available-for-sale. As of June 25, 1999, the account consists of 500 shares of Sabine Royalty Trust, listed on the New York Exchange, symbol "SBR", with a value of $14 3/16 per share, bid price, 7000 shares Karzco Realty Trust, listed on the New York Exchange, symbol "KRT", with a value of $13 1/4 per share, short 400 shares of Elantec Semiconductor, Inc., listed on the NASDAQ national market, symbol "ELNT", with a value of $12 11/32 per share, short and short 1000 Gasonics Intl Corp., listed on NASDAQ national market, symbol "GSNX", with a value of $13 5/8 per share, and short Aeroflex, Inc., listed on the New York Exchange, symbol "ARX", with a value of $17 1/4 per share. The aggregate value of the account is $64,769 as of June 25, 1999.

     The investment in the pooled equity account is subject to the hazards of trading equities on the open market. The account will experience growth and loss in varying amounts depending on the performance of the securities traded. All of the Company's $6,033 interest in the account is at risk and subject to loss. The sum of $6,033 will be paid to the Company as required to pay its costs and expenses as incurred until revenues are sufficient to pay such costs and expenses. Any unpaid balance, at the time revenues are sufficient to pay monthly costs and expenses, will be repaid pursuant to a plan to be made at that time.

     The Company has commenced a plan of strict limits on and control over costs, expenses, compensation and capital expenditures. The Company believes it will receive sufficient capital from the exercise of warrants and the repayment of Notes from related and unrelated parties and the sale of an affiliates common stock, held by the Company, through a private placement.

NOTE 9: RELATED PARTY TRANSACTIONS

     A director of the Company is also a director and major shareholder of R Tucker & Associates and Corporate Finance Company. Transactions between the Company and these entities above have been described in Notes 2, 3 and 4.

     In November 1997 the Company issued 4,500,000 shares of its common stock at a stated value of $.01 per share to a related party in exchange for an assignment of a right to $45,000 in a pooled investment account. (See Note 1, 3, 5, and 8)

     In November 1997 the Company issued 1,000,000 investment units to a related party in exchange for 80,000 shares of its common stock.
(See Note 2)

     In December 1997 the Company issued 500,000 shares of its common stock to an unrelated party, which later became a related party, in exchange for a license agreement valued at $250,000. (See Notes 3 and 5C)

     In December 1998 the Company issued 300,000 of its common stock to a related party in cancellation of an indebtedness incurred in the purchase of technology and other assets pursuant to a purchase agreement entered into by the Company in January 1998. (See Note 10)

     In June 1998 the Company issued 100,000 shares of its common stock to an unrelated party in exchange for technology and equipment/software valued at $100,000. (See Note 11)

     The accrued consulting fee is payable to Dennis Kaliher and Ronald S. Tucker, the president and vice president of the Company, respectively, for consulting services rendered. This liability was canceled December 15, 1998 in exchange for 24,000 shares of common stock (See note 15).

     In conjunction with the purchase of LS Squared, Inc. equipment by the Company, Ronald S. Tucker, a major shareholder of the Company, also purchased LS Squared, Inc. individually (See note 11).

NOTE 10: PURCHASE OF TECHNOLOGY

     On January 30, 1998 the Company acquired from the Licensor, pursuant to an agreement dated January 23, 1998, the following items valued as follows:

          Machines & Equipment                     $     40,577.00
          Software                                      132,371.00
          Technology
              A/dsc321 Digital Signal Controller
              A/dsc421 Dual Processor Controller
              A/dsc 521 Digital Signal Controller
              V.29/V.17 Fax Modem software
              V.32/V.32bis Data Modem software
              Z80-compatible 8-bit Microcontroller

          Products
              T2901 Fax Modem
              T1701 Fax Modem
              T3217 Data/Fax Modem
          Total Technology & Products                 1,200,000.00
          Goodwill and cancellation of Royalties        127,052.00
                                                      ------------
          Total                                    $  1,500,000.00

          The Licensor received a non-interest bearing note from the Company for specified items in the amount of $1,500,000.00. The amount representing Technology, Products, Goodwill and cancellation of Royalties was charged to research and development costs (See note 13) in the development stage period as required by generally accepted accounting principles. The convertible note payable was reported under current liabilities in the accompanying balance sheet since the Licensor has agreed to accept the Company's securities in cancellation of the indebtedness. The Licensor had agreed to accept 300,000 tradable Units at $5 per unit, if qualified by July 31, 1998 or 500,000 restricted shares of common stock if not qualified by July 31, 1998. The date for qualifying the tradable Units was extended until December 31, 1998. This note was canceled December 15, 1998 in exchange for 300,000 shares of common stock (See note 5).

NOTE 11: PURCHASE OF EQUIPMENT AND DESIGN SOFTWARE

      On June 19, 1998, the Company acquired testing equipment, design software, hardware, and intellectual property from LS Squared, Inc.,
(LS2) a California corporation, valued at $100,000 and appearing on LS2 books and records with a book value of an approximate amount. LS2 was an independent third party and a non-affiliate of the Company and none of its officers and directors were or are affiliated with the Company at the time of the equipment acquisition. The terms of the agreement provided that the Company receive the assets in exchange for 100,000 shares of the Company's common stock through the exercise of 100,000 Class A Warrants. In July 1998 Ronald S. Tucker, a major shareholder of the Company purchased LS2 as an individual. At the time of purchase, LS2 was a California Corporation with no assets or liabilities.

NOTE 12: LEASE INCOME

     The Company entered into an agreement to lease equipment to an unrelated third party, Silicon Resources, Inc., dated August 21, 1998 and received a partial payment in the amount of $5,350. The original agreement had the following terms:

           18 months
           $8500 per month if all the workstations are installed

     Silcon Resources, Inc. was to bill the Company for office space rental at $1.50 square foot per month and provide engineering services at a rate of $104.05 per hour or $18,000 per month as requested by the Company as a credit for the lease of the equipment.

     The above lease agreement was amended on October 22, 1998 to provide for the following terms:

     Silicon Resources, Inc., rented equipment from the Company for a rental rate of $9,650 per month for five work stations payable in the form of a credit. Silicon Resources would provide the Company with office space for $1,000 per month and the Company will credit Silicon Resources for $1,000 of the equipment the Company with office space for a $1,000 credit against the equipment rental payment. The remainder of the credit will be used to employ Silicon Resources, Inc. to provide engineering personnel on the Company's projects at a rate of $104 per hour. Any unused credit in a month would be accrued and could be used in subsequent months.

NOTE 13: RESEARCH AND DEVELOPMENT COSTS

     Research and Development costs are charged to operations when incurred. The components of research and development costs consist of the following:

     Technology license                                         $
250,000
     Purchase of technology, products,
       goodwill, and cancellation of royalties       1,327,052
                                                  ------------
                                                   $ 1,577,052
                                                  ============

NOTE 14: EARNINGS PER SHARE

     As of June 30, 1999 The Company had 6,695,016 common shares outstanding and no preferred shares outstanding. The earnings per share amount is based on the weighted average number of shares outstanding. The number of shares used in the computation for June 30, 1998 was 6,495,905 shares.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

     The Company was founded as fab-less semiconductor company, and was recently reorganized and is being restructured into an Integrated Internet company.

     The Company is being restructured into two segments the Technology and
Internet Divisions.   The Technology Division is divided into two
subdivisions. The Semi-Conductor Subdivision designs, develops, markets, and sells integrated circuits, e.g., fax modems and controllers, to original equipment manufacturers. The Services/Solutions Subdivision will design, develop, market and sell communication products to original equipment manufacturers through a network of independent sales representatives. The Internet Division is also to be divided into two subdivisions. The Financial Services Subdivision will be a financial services provider on the Internet as a hub. The E-Commerce Subdivision will become an Internet service provider, content provider, communications product store, and Industry store. This subsidiary will be formed to distribute consumer communications and internet products designed and manufactured by the Company or other manufacturers. These consumers' communications products will be distributed to consumers via the Internet and retail outlets through a network of independent sales representatives.

Initial Objectives

     The Company acquired developed technology and products from the Licensor, but has no fabrication facilities to fabricate its products. In spite of having developed PC modem technology and products, the Company's PC modem does not meet today's 56k transmission speed standard for multimedia use. The hardware is sufficient but the software is not. The facsimile modem technology and products have a lower transmission speed standard than do the PC modems. The facsimile modem could be marketed and sold but the market has matured. The Company is without a fabricator for its own designed fax-modem chip.

     In the beginning of its first year of business the management assessed and evaluated the strengths and weaknesses of its technology, products and management to establish a set of objectives. Based on its evaluations, management established objectives as follows:

     1. Identify niche markets for its Technology and sale of its products.

     2.   Establish a capital structure to raise operating capital.

     3.   Identify other potential sources of revenue.

     The first objective has been met by identifying three markets upon which management believes it can build the Company's business. They are the thin internet server, internet communication, and facsimile modem markets. A "thin internet server" is a server that can process only a few requests from customers at a time, as opposed to regular servers that many have to accommodate thousands of simultaneous requests.

     The second objective has been met by initiating and concluding its Regulation D, Rule 504 private offering, its Regulation A Offering under the Securities Act of 1933, as amended, and filing Form 10 pursuant to the Securities Exchange Act of 1934, as amended. On becoming effective on registering as a Reporting Company, the Company intends to apply for listing on the OTC Bulletin Board.

     The third objective has been met by identifying four additional potential sources of revenues. These are the licensing of intellectual property, chip or integrated circuit design services, and web-store selling consumer communications products.

     The management, in late 1998, recognized the need to reorganize the organizational structure of the Company. They determined that the new organizational structure should be according to the markets in which the Company would be engaged. (See Item 1. Description of Business - General)

New Objectives

     The management has established its objectives for the next twelve months as follows:

     1. To initialize and sustain revenues from the Company's Technology Division, through the thin internet server market, fax-modem market, design services, and licensing of intellectual property.

     2.   To establish the Company's Financial Service Provider web-site.

     3. To establish the Company's E-Commerce web-sites, and commence business on those sites.

Implementation of Plan

     The implementation of the Company's general plan, for the next twelve months, requires additional personnel for the development of the CyberServer and upgrading of the Company's developed products. The Company currently has limited employees and financial resources. The Company will seek to engage one or more independent third party organizations to provide the quality and number of personnel and services required for the development of the CyberServer and to upgrade its other developed products. The development and upgrading services provided by these organizations will be supervised and directed by Mr. Kaliher. In addition, the Company will also seek strategic relationships with independent third party organizations to participate in the development and upgrading services. The Company, with limited financial resources, is seeking third party service providers willing to invest in the Company. The investment in services would be exchanged for shares of the Company's common stock and/or other non-cash consideration. Other non cash consideration could include licenses to use or sell the Company's intellectual property, or use its designing software and computers. Any shares issued in exchange for services will be pursuant to Section 4(2) of the Securities Act of 1933, as amended, and will be subject to Rule 144.

     The Company is currently negotiating with several independent third parties to provide all or part of its required development and upgrading services, but no agreement has been reached.

     The Company plans to obtain funds, to implement its operational plan, through the exercise of the Class A and Class B Warrants and the payment of all or part of two notes totaling $670,200.

RISKS

     The factors, which follow, make the Company's Plan of Operation for the next twelve months risky.

Access to Wafer Production Technology

     The Company, to produce and sell its developed products, is dependent upon developing a relationship with a semiconductor foundry or fabricator. At this time, the Company has no source of production for its own developed but un marketed products. The Samsung fax modem/controller chips, currently sold
by the Company are produced by Samsung, are an exception.   To produce its own
developed products, the Company will require significant funds to initialize production once a relationship with a fabricator is established. There is no guaranty, the Company can obtain sufficient funds, or even develop a relationship with a fabricator.

Dependence upon new product and production development

     The communications and Internet markets are characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and are therefore highly dependent upon timely product and production innovation. In particular, data communication products are subject to continuous changes in the fabrication process. Each change in technology and the fabrication process requires a concomitant change in design and developed of the Company's products. The Company may not have the resources to make those changes.

     The Company's future success is dependent in part upon its ability to anticipate changes in technology and industry standards and to develop successfully and introduce new and enhanced products on a timely basis. The Company will be required to replace declining revenues from older products with new products. The Company's developed products are modular in design, which may reduce the cost and time to market.

     There is no assurance the Company, even if it has sufficient funds, will be able to introduce new products on a timely basis. There is no assurance the Company can produce the new or old products, nor achieve any significant degree of market acceptance for them, nor that it can sustain acceptance for any significant period. Failure to produce or achieve or sustain market acceptance of its products would affect the Company's operating results.

Competition

     The markets in which the Company operates are characterized by competition among a small number of large companies that enjoy the major share of the market. The large companies are well financed with a long history. They have substantial advantages in terms of breadth of technology, sales, marketing and support capability and resources. Most, if not all, have their own fabrication facilities that cost hundreds of millions of dollars, if not billions. The Company has limited capital and no fabrication facilities. The Company is like a flea among giants.

Ability to manage a rapidly changing business

     The Company is anticipating significant growth, which will place a substantial strain on its operational, administrative and financial resources. The Company's officers have experience in managing companies as large and as rapidly changing as is anticipated. However, there is no assurance that the experience will prove beneficial to the new situation posed by the Company's challenges. The Company's ability to manage any future changes effectively will require it to have sufficient funds to attract, train, motivate and manage its employees effectively.

Dependence on key personnel

     The value of the Company lies in the experience of Mr. Kaliher and its developed technology and products. Mr. Kaliher in the early 1980's was the general manager of Rockwell International's modem division (This division has been spun off and its new name is "Coexant").

     The Company recognizes that some people believe that the high technology industry, in which the Company hopes to compete, is one where significant developments are in new technology and "expertise" is a quantity that dates and loses value quickly.

     The Company's success depends greatly on the continued contributions of
Mr. Kaliher.   The loss of Mr. Kaliher's services could have a material
adverse impact on the Company's operating results. The Company has no employment agreement with Mr. Kaliher and no keyman life insurance on his life.

     The Company believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, product development and operations personnel. Competition for such personnel is intense, and no assurance can be given that the Company will be successful in attracting and retaining such personnel.

Lack of Revenues

     The Company as of July 15, 1999 has no revenues. No assurance can be given that the Company can earn revenues or obtain sufficient funds to sustain its planned operations beyond the current minimal level for the next twelve months.

Lack of Funds

     The Company to market effectively its products will require significant cash to cover specific marketing costs, costs of prototypes and technical and specific design services to be done for potential customers. No assurance can be given that the Company can obtain sufficient funds to enable it to conduct an adequate marketing and sales program.

PLAN OF OPERATION

     The Company's business and operational plan, based on the described objectives, for the next twelve months are directed toward developing revenues and a foundation for growth. Management, based on its objectives, has developed the following operational plan.

Operations

     The Company is currently operating and will continue to operate with its available funds. The current burn rate for the company is approximately $3,000 to $5,000 per month. These funds have been and will continue to be supplied by R Tucker & Associates or Mr. Tucker. The funds will come from the Pooled Investment Account owned by Mr. Tucker and/or the Company's note receivable owed by R Tucker & Associates, as described below. The Pooled Investment Account has an accumulated value of more than $50,000 as of July 15, 1999 and comprises listed securities on the New York Stock Exchange and NASDAQ National Market. The Company is now and will continue to limit its expenses and not incur debt beyond the $3,000 to $5,000 per month limit, unless additional funds are available. The Company's expenses are limited to phone bills, limited travel, office supplies, accounting services, repairs and maintenance, outside services and other small but ordinary business expenses.

     The Company believes that it can continue operating over the next twelve months. It can do so by continuing the current level of expenditure and not increasing the expenditure of cash without having the cash on hand.


Technology Division

     The Company during the next twelve months, at this level of expenditure, will be able to (1) continue marketing the facsimile modem and facsimile controller integrated circuits through its network of independent sales representatives, as described herein; (2) seek third parties to perform product design and development services in exchange for non-cash consideration; (3) seek to acquire other technology or business with unrelated parties with non-cash consideration; (4) seek additional products manufactured by others that can be sold by the Company's sales network; and (5) seek private Placements with accredited investors through the assignment and exercise of the Company's warrants. Non-cash consideration includes, but is not limited to, an exchange of the Company's common stock.

     The Company will not be able to start or complete the scheduled development of the CyberServer or CyberCommunicator or achieve any of the other objectives if it cannot obtain sufficient funds or make use of non-cash consideration.

     If the Company does not receive sufficient funds and is not able to obtain design and development services for non-cash consideration early enough, the Company will not reach its objectives within the scheduled time, if at all.

Internet Division

     The Company during the next twelve months, at this level of expenditure, will be able to (1) setup its financial services and E-Commerce web-sites, (2) setup and establish the organizational structure for being an internet service provider, (3) identify and negotiate for third party content provider, (4) seek third parties to perform design and development services in exchange for non-cash consideration, (5) seek to acquire or enter strategic relationships with service providers with non-cash consideration, and (6) seek private placements with accredited investors through the assignment and exercise of the Company's warrants. Non-cash consideration includes, but is not limited to, an exchange of the Company's common stock.

      If the Company does not receive sufficient funds and is not able to obtain design and development services for non-cash consideration , the Company may not reach its objectives within the next twelve months.

Capital Structure

     Management believes that its present capital structure is sufficient to provide the funds necessary to carry out the operational plan. Raising funds from new offerings will not be necessary for the Company, private or public. The present capital structure consists of and allows for funding through the following:

     1. 500,000 Class B Warrants exercisable at $4.50 per warrant for a total of $2,250,000. These Warrants were issued pursuant to Regulation A and the Company does not plan to register the shares underlying the Warrants.

     2. 808,960 Class A Warrants exercisable at $.40 and $.80 per warrant for a total of $523,589. These Warrants were issued pursuant to Regulation D, Rule 504 and the Company does not plan to register the shares underlying the Warrants.

     3. Notes Receivable totaling $665,400 are owed by R Tucker & Associates, Inc., for $560,400, and an unrelated third party for $105,000. Both notes are due on December 31, 2000 and are secured by 200,000 shares of the Company's common stock. The Company believes that it will receive payment on or before that date, but it does not know if it will be in time to meet the Company's schedule for expenditures.

Financing

     The operational plan allows for the Company to receive funds during the next twelve months from the exercise of the above Class A and Class B Warrants and the payment of all or part of two notes totaling $665,400. The expiration date of the Class A Warrants is March 31, 2000 and the Class B Warrant is May 31, 20002. Most if not all these warrants are held by R Tucker & Associates, an affiliate, who is also is indebted to the Company for $560,400, which is one of the two previously mentioned promissory notes. The Company believes, that to the extent possible R Tucker & Associates will exercise the warrants and pay down its note sufficient for the Company to continue its operations during the next twelve months.

     The Company also plans to finance the development services, with one or more independent third parties, through an exchange of services for shares of the Company's common stock. These transactions, if any, will be pursuant to
Section 4(2) of the Act and the shares will be restricted per Rule 144. The services will be for the development of the CyberServer and the upgrade of the Company's developed products and technology. The Company may also finance such services with other non cash consideration, such as services, rental of design software and computers, licenses to use and market the Company's intellectual property.

Research and Development

     The Company within the next twelve months plans to complete the initial concept design of the CyberServer and will continue with developing the logic design, board design and software design. Initial system design of the CyberCommunicator is in progress but logic design, board design, packaging design and software design will not start until completion of the CyberServer that is a module within the CyberCommunicator. The Company is formulating plans to market and sell its CyberServer products.

Purchase and Sale of Equipment

     The Company does not expect to purchase or sale equipment during the next 12 months.

Availability of Products

     The Company is now marketing the facsimile modem and facsimile controller integrated circuits. The Cyberserver is not expected to be ready for the market until near the end of the next 12 months. This is dependent on the Company's being able to finance its product development. The CyberCommunicator will not be available until after the next 12 months. The ability to market the Company's synthesized intellectual property is scheduled for February 2000.

     The Company is seeking products manufactured by others that it can market through its established independent sales network.

Employees

     The Company expects to add employees or independent third parties to perform design and development and other services for the Company during the next 12 months. The number of employees will depend on (1) the funds on hand and (2) the sales of the facsimile modems and facsimile controller integrated circuits. The number of consultants' engaged depends on the above factors and the Company's ability to negotiate the exchange of non-cash consideration for their services. The number of employees and/or consultants hired within the next 12 months could range from three to four.

     The operational plan calls for the Company to accomplish a series of events or steps, but is not limited thereto, as follows, but not necessarily in order of value:

     1. Completing the development of the hardware and software of a CyberServer.

     2.   Selling the fax-modem chip acquired from Samsung Electronics.

     3. Establishing a relationship with Samsung Electronics for the fabrication of the Cyberserver components and medium-speed modems.

     4.   Establishing a chip or integrated circuit design center.

     5.   Synthesizing and licensing of the Company's intellectual property.

     6.   Establishing a web-store selling consumer communication products.

     7. Completing the initial development of the hardware and software of the CyberCommunicator.

INTERNET DEVICES

CyberServers

     The operational plan provides for the Company to develop and sell a series of products in the thin internet server market. These products will be developed in three stages. The Company plans to complete development and commence selling the first stage thin Internet server within the next 12 months; however, the company has not developed any products for sale as of this date.

     The first product will be a thin Internet server designed and built by the Company. Management estimates that it will cost $100,000 to develop this product and that it will be developed over more than a six to ten month period by qualified unrelated third parties. The Company does not have an agreement with a qualified person to develop the CyberServer at this time. This product will be distributed through the Company's current network of independent representatives that are currently selling the fax modem chips.

CyberCommunicator

     The operational plan provides for the Company to seek out an unrelated third party to participate in and perform the development of the CyberCommunicator by the end of the next 12 months. The development of the product requires designing skills different from those possessed by the Company's contractors or consultants. Management at this time has made no estimate of the development cost of this product and has not identified the unrelated design firm to do the development. Management estimates that the administrative cost of securing the unrelated design firm and refining its design specifications will not exceed $10,000.

SAMSUNG ELECTRONICS

Fax Modem Chips

     The operational plan provides for the Company's fax modem chips, fabricated by Samsung, to be distributed through its network of independent sales representatives. These representatives sell to fax machine manufacturers in Japan and the United States. Presently the Company has one representative in Japan and two in the United States. Management estimates that the marketing costs will be approximately $25,000 over the next 12 months. Once the orders are received, the Company will incur the costs of buying the chips, providing product support, and commissions. The customer will pay the Company upon invoicing when the customer receives the chips.

Fabrication

     The operational plan calls for management to expand its relationship with Samsung. Management believes that an expanded relationship with Samsung would be beneficial for several reasons. Those reasons are (1) Samsung has several fabrication facilities that could produce the Company's products; (2) Samsung, fabricates, markets and sells many electronic products that require many diverse intellectual properties that could be used in the development of the Company's products; and (3) Samsung has worldwide distribution. Management believes that with a strong relationship it can reduce its cost of worldwide distribution, product development and fabrication. The cost to develop this relationship is estimated to be approximately $20,000 but the Company could payout approximately $44,000 to purchase one order of fax-modem chips. The Company does not have any agreement or commitment for Samsung to perform items (1)

     The operational plan provides for management to receive integrated circuit design and synthesization services from an unrelated third party pursuant to an equipment lease agreement entered in 1998. The unrelated party is to pay an equipment rental fee of $9,650 per month. From that amount, the unrelated party is to provide chip design services, valued at up to $8,650 per month, as a credit against the unrelated party's rental of the design equipment and design software. Any unused monthly credit will be accumulated by the Company. The agreement also calls for the unrelated party to provide design personnel for any design contracts obtained by the Company. The unrelated party is to receive a fee of $104 per hour for each person it provides for performing design services. The fee is to be off set by the accumulated monthly credit.

     Management does not believe it will have an actual out of pocket cost for the design services of the unrelated third party. It probably will have an administrative or overhead cost of not more than $15,000 during the next 12 months.

Core Licensing

     The operational plan provides for the Company to market the intellectual property in the A/DSC521 DSC technology. This technology contains many major elements that have potential to be licensed and be incorporated in chip designs of other manufacturers. The Company's technology must be repackaged into an easily abstracted form so that it can be adapted to any fabrication process ("synthesization"). Management intends to market its a/DSC521 technology to manufacturers of proprietary chip products.

     The Company, as part of its equipment lease agreement with an unrelated party, has received a commitment from the lessee to synthesize the Company's intellectual property as an offset to the monthly credit. This is expected to be completed within six months. The Company is also negotiating an agreement with the same party to market its synthesized technology. Little cost is expected in synthesizing the Company's intellectual property. An administrative or overhead cost of not more than $20,000 may be incurred.

INTERNET SALES

     The operational plan provides for the Company to acquire an internet sales company, commence an internet sales company or to enter a joint venture that will engage in internet sales of consumer communications products. The Company has been negotiating with an unrelated company to either acquire all or part of it or to enter a joint venture with it. If the Company acquires all or part of that company it will be based on an exchange of shares of the Company's common stock. If the Company acquires the internet sales company or enters a joint venture with it, the Company could be required to invest up to $150,000. The Company has not determined want it would cost to set up its own internet sales company, but management estimates that it would not invest more than $100,000. To negotiate an acquisition or to enter a joint venture or investigate starting an internet sales company, management estimates that its administrative or overhead cost will be not more than $20,000.

STRATEGIC RELATIONSHIPS AND NEW TECHNOLOGY

     The operational plan provides for seeking strategic relationship with other companies in consumer internet and communications consumer products and the acquisition of new products. The development of strategic relationship and acquisition of new technologies is to exploit and enhance the Company's business. Management intends to acquire other companies and acquire technology by exchanging shares of its common stock or, in limited cases, when sufficient funds are on hand to use cash. Management believes that its cost to find and negotiate its acquisitions of business or technology and joint ventures indirectly cost not more than $20,000.

YEAR 2000 ISSUES

     The Company has completed the Year 2000 assessment and has determined that Year 2000 issues will have no material effect.

CREDIT FACILITY

The management does not have a credit facility.



                                    PART II
                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not involved in any litigation incidental to its business or material to the business activities or financial performance of the Company.

     The Company is unaware of any legal proceedings being brought by the former Chief Financial Officer of Sundance Design, Inc., claiming a security interest in the Company's digital signal processing intellectual property. The Company to avoid liability to Claimant is holding all securities to be issued to Sundance Design, Inc. The shares will be delivered as agreed to by the Claimant and Sundance Design or an order of a court exercising jurisdiction over that matter.

ITEM 2.  CHANGE IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K.

 (a)  Exhibits.

 Exhibit No.    Description                             Method of Filing
     3.   Charter and Bylaws
          3.1    Articles of Incorporation                     A
          3.1.1  Amended Articles for change of Name           C


          3.2  Bylaws                                          A

     10.  Material Contracts
          10.1 License Agreement with Tensleep Design, Inc.,
               a Texas corporation                             A

          10.2 Purchase Agreement and Bill of Sale with
               Tensleep Design, Inc., a Texas corporation      A

          10.3 Warrant Agreement for Class A Warrants          A

          10.4 Warrant Agreement for Class B Warrants          A
          10.5 Stock Option Plan                               A
          10.6 Distribution Agreement                          C

     11.  Statement re: Computation of Per Share Earnings      **

     21.  Subsidiaries of the Registrant                       B
     27.  Financial Data Schedule                              **
     99.  Additional Exhibits

          99.1 Audited Financial Statement for the
               Company date December 31, 1997                  A
          99.2 Agreement with Silicon Resources for
                  Rental                                       B


**   Contained in Financial Statements included herewith.
A Incorporated by reference to the Company's Form 1 - A Registration Statement No. 24-3960.
B    Filed with original Form 10SB, Accession Number:
      0001006024-99-000010
C    Filed with Form 10SB/A which became effective August 2, 1999.


                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, there unto duly authorized.


Tensleep Design, Inc.
    (Registrant)

  Signature                   Title                         Date

/S/   Ronald S. Tucker        President, CEO and CFO        July   29, 1999
Ronald S. Tucker