Form 10KSB
period 1999-09-30
TENSLEEP TECHNOLOGIES INC
filed 1999-12-29
CIK 1006024

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C.  20549

                              FORM 10-KSB


 (MARK ONE)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999.


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _____________TO _________________



                      Commission Fine Number   0 - 30164



                             TENSLEEP.COM, INC.
                  (formerly TENSLEEP TECHNOLOGIES, INC.)
            (Name of Small Business Issuer in its charter)


           COLORADO                                       33-0789960
(state or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

         2201 N. LAMAR BLVD., SUITE 205, AUSTIN, TEXAS 78705
          (Address of Principal Executive offices, Zip Code)

                            (512) 236-8140
           (Issuer's Telephone Number, including area code)

                Securities registered under Section 12(b) of the Act:

                                      Title of Each Class
   Name of Each Exchange on Which
                                      to be so Registered
   Each Class is to be Registered
               None
               None
                 Securities registered under Section 12(g) of the Act:
                             Common Stock
                           (Title of Class)

                           Class B Warrants
                           (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes [X]      No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $131,468.

     Based on the average of bid and asked prices on November 15, 1999, the aggregate market value of common stock held by non-affiliates (992,162) of the registrant on October 31, 1999 was approximately $1,984,324.

     The number of shares outstanding of issuer's only class of Common Stock, no par value, was 7,122,040 on November 15, 1999.

                               INDEX

PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

     GENERAL
     GLOSSARY
     HISTORY OF COMPANY AND COMPANY'S TECHNOLOGY
     TECHNOLOGY AND PRODUCTS
     TECHNOLOGY - DIGITAL SIGNAL CONTROLLERS
     A/DSC321
        MIXED SIGNAL DSP AND ANALOG FRONT END
     A/DSC421
        DUAL PROCESSOR WITH ANALOG FRONT END
     A/DSC521
        DUAL PROCESSOR WITH ANALOG FRONT END
     PATENTS AND PROPRIETARY RIGHTS
     MARKETS AND PRODUCTS
     PRODUCT - FAST RESPONSE MODEM/CONTROLLER
     MARKET - QUICK RESPONSE INTERNET MODEM/CONTROLLER
     PRODUCTS - QUICK RESPONSE INTERNET MODEM/CONTROLLER
     MARKET - INTERNET COMMUNICATOR
     PRODUCTS - INTERNET COMMUNICATOR
     MARKET - FACSIMILE MODEMS
     PRODUCTS - HIGH-SPEED FACSIMILE MODEM
     MARKET - MEDIUM-SPEED MODEMS
     PRODUCTS - MEDIUM-SPEED MODEMS
     SALES AND DISTRIBUTION
     COMPETITION
     RAW MATERIALS
     RESEARCH AND DEVELOPMENT
     EMPLOYEES
     ENVIRONMENTAL COMPLIANCE
     GOVERNMENTAL REGULATION
     INVESTMENT POLICIES
     LICENSOR'S FINANCIAL DISCLOSURE

ITEM 2.   DESCRIPTION OF PROPERTY.

ITEM 3.   LEGAL PROCEEDINGS.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

PART 2.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

ITEM 6.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     OVERVIEW
     RISKS
     PLAN OF OPERATION
          Operations
          Capital Structure
          Financing
          Research and Development
          Purchase and Sale of Equipment
          Availability of Products
          Employees
     INTERNET DEVICES
          CyberServers
          CyberCommunicator
     SAMSUNG ELECTRONICS
          Fax Modem Chips
          Fabrication
     DESIGN CENTER
          General
          Core Licensing
     STRATEGIC RELATIONSHIPS AND NEW TECHNOLOGY
     YEAR 2000 ISSUES
     CREDIT FACILITY

ITEM 7.   FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     DIRECTORS AND EXECUTIVE OFFICERS
     COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES

ITEM 10.  EXECUTIVE COMPENSATION.

     SUMMARY COMPENSATION TABLE
     QUALIFIED AND NON QUALIFIED STOCK OPTIONS
     EMPLOYMENT AGREEMENT
     SALES COMMISSIONS

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     The Company is an Integrated Internet Development Stage Company based in Austin, Texas. The Company founded in October 1997 has both a Consumer and business to business focus. Its Consumer focus is directed toward developing a hub for Financial Services and E-Commerce Stores. Its business to business focus is directed toward both designing, developing, manufacturing and selling products used in the Internet infrastructure and providing Internet services and solutions. The Company has no revenues or sales from its Consumer or Business to Business focus, except a one time license fee for a license to its technology.

     The Company was founded in October 1997, in the State of Colorado, under the name Tensleep Design, Inc. In April 1999 it changed its name to Tensleep Technologies, Inc. (the "Company"), and formed a wholly owned subsidiary using the name of Tensleep Design, Inc. ("Tensleep" refers to this subsidiary).
Then on November 10, 1999, the Company again changed its name to Tensleep.com, Inc., to reflect its emphasis and commitment to the Internet.

     The Company is being restructured into the Internet Technology and E-Commerce Divisions. The Internet Technology Division, in the current year, will conduct its business in the Company's wholly owned subsidiary, Tensleep Design, Inc. Tensleep is divided into the Semi-Conductor and Services/Solutions Subdivisions. The Semi-Conductor subdivision designs, develops, markets, and sells integrated circuits, e.g., fax modems and controllers. The Services/Solutions Subdivision will design, develop, market and sell communication products. Both subdivisions will market to original equipment manufacturers through a network of independent sales representatives.

     The plan for the E-Commerce Division is to have the Financial Services and E-Services Subdivisions. The E-Commerce Division, in the current year, will commence business in the Company's wholly owned subsidiary, Tensleep Finance.com, Inc. ("Finance.com"). The Financial Services subdivision will be a financial services provider on the Internet as a hub. The E-Services Subdivision will become an Internet service provider and content provider. Finance.com is to provide a site for financial services for small businesses and individuals by independent financial service providers and to distribute consumer communications and internet products designed and manufactured by the Company or other manufacturers. These consumers' communications products will be distributed to consumers via the Internet and retail outlets through a network of independent sales representatives.

     The Company is marketing a family of facsimile products and has completed the concept design for two Internet-based products. Each facsimile product, a modem, controller and fax engine, is an integrated circuit ("IC" or "chip"). A fax engine is a combination of fax modem and micro controller fabricated in a single integrated circuit that controls the functions of a facsimile machine. The facsimile products are fabricated by Samsung Electronics Co., Ltd. ("Samsung"). The first Internet based product in development is a special purpose modular computer or server ( the "CyberServer"). The second in development is a communications device (the "CyberCommunicator").

     The Company's products are a combination of hardware and digital signal processing software integrated into an integrated circuit. Digital signal processing technology coverts analog signals to data in a digital format, the data is then mathematically processed for use in that format or converted back into analog signals. Digital signal processing has many uses, e.g. modems, motor controls, disk file head positioning systems, sonars, and many others.

     The Company's Customer focus, which is under development, is directed to establishing a financial services provider, as an Internet hub, and E-Commerce Stores, the Internet Division. Financial services contemplated include, but are not limited to Internet trading, banking, mortgage lending, investment services, insurance, financial planning, estate planning, etc.

     The Company to enhance its business is seeking strategic relationships with companies that design, market and sell consumer Internet and communications products and use products and/or technology similar to the Company's. In addition, the Company will seek to acquire new technologies in exchange for shares of its common stock. The Company plans to use advertising, word of mouth, press releases and business contacts to find technologies and businesses.

GLOSSARY

     The following definitions are provided for a better understanding of this document's content.

     An "algorithm" is a defined procedure for solving a problem or doing an operation.

     An "AFE" or "Analog Front End" is a collection of circuits that converts analog signals to digital numbers and vice versa.

     A "cell" is a simple logic circuit that does a specific logic function such as an "AND," an "OR" or the storage of one bit of data.

     A "DSC" or "Digital Signal Controller" is a specialized DSP that encompasses all program memory, data memory, and computer functions within a single chip.

     A "DSP" or "Digital Signal Processor" is a specialized microcomputer designed for more efficient processing of arithmetic operations such as addition and multiplication.

     A "digital signal" is a signal, which varies in discrete jumps, and has a finite number of values between two bounds.

     An "integrated circuit" is a complete electronic circuit contained on a minute chip of silicon ("IC").

     A "megacell" is a collection of cells that compose a more complex logic function, e.g., addition, multiplication, or storage of data as a word.

     A "modem" is a device that translates digital pulses into analog signals for telephone transmission, and analog signals from the telephone into digital pulses.

     A "MCU" or "micro controller unit" is an integrated circuit that contains a microprocessor and additional peripheral functions within the same chip.

     An "OEM" or "original equipment manufacturer" is a manufacturer who buys equipment from other suppliers and integrates that equipment into its products for resales.

HISTORY OF COMPANY AND COMPANY'S TECHNOLOGY

     The Company was established with the specific goal of developing and marketing DSPs targeted at the computer, communications and graphics markets. The Company originally licensed its technology from Sundance Design, Inc. (the "Licensor"), a Texas corporation, incorporated in 1987. The technology acquired from the Licensor included three distinct DSP core architectures, and three modem products.

     The Company on March 1, 1999, acquired the rights to distribute
Samsung's standalone fax modem products in the United States and Japan on a nonexclusive basis. The Company can put its name on these products and its own part number and will be responsible for all product support. The distribution rights are for a term of one year with four automatic renewals of one year. The fax modem products covered include the following:

          T2903               9600bps FAX Modem with Caller Identification
          T1703               14400 bps FAX Modem with Caller Identification
          T2930               9600 bps FAX Modem Super 1- Chip (Modem + MPU)
                              (MPU stands for Micro Processor Unit and is used as the control device for microcomputers, household appliances, business machines, etc.).

     The T2930, T1703, and T2903 have the same pin placements for inserting in a circuit board, or footprint, as the Rockwell Semiconductor fax modem chips, which controls an estimated 70% of the fax modem market. Having the same footprint means that the facsimile machine manufactures could substitute the Samsung fax modem chip for the Rockwell chip without any board changes. The next generation fax modem chip can be used in the same circuit boards now in use, while Rockwell's will require circuit board revision. The Company believes that many manufacturers would prefer not to redesign their board because of the cost to do so. The Company believes that this gives it a unique window of opportunity. These fax modem products were developed by Samsung and are not based on the Company's technology.

TECHNOLOGY AND PRODUCTS

     The Company's products are designed to incorporate and use its technology. Effective use of the technology depends on both hardware and software. The hardware typically consists of three devices. One device is used to convert analog signals to digital numbers ("Analog-to-Digital" or "A/D"). The second device is used to convert digital numbers to analog signals ("Digital-to-Analog" or "D/A") and the third device is Digital Signal Processor. The software consists of algorithms that emulate transmitting and receiving signals, analog or digital, for fax, data, voice and speech processing and wireless communications.

     The Company's Digital Signal Controllers are designed to be used as engines for an application-specific digital signal processor. These integrated circuits enable a device to accept an analog signal, convert the signal, execute one or more algorithms on that signal, and store or output the result ("signal processing"). The Company's DSCs provide low power consumption and high-speed data transmission. The DSCs are true systems-on-a-chip solutions for many problems. Three different versions of the DSC have been designed: (1) the A/DSC321, which has been used to implement a 14,400 bps fax modem; (2) the A/DSC421, which combines a DSP, an AFE, and a microprocessor with an 8-bit wide data path ("8-bit microprocessor") on one chip; and (4) the A/DSC521, which is a smaller, faster version of the A/DSC421 in a smaller fabrication process.

TECHNOLOGY - DIGITAL SIGNAL CONTROLLERS

A/DSC321
MIXED SIGNAL DSP AND ANALOG FRONT END.

     The A/DSC321 is a highly integrated single-chip device that contains a technique for converting an analog signal to a digital signal. This design is ideally suited to telecommunications applications such as high-speed facsimile machines and medium-speed imbedded modems, voice applications such as voice processing for digital answering machines, and other applications where space, performance, and low power are key requirements. It provides capability equivalent to competitive products that require two to three chips.

     The design is set up in a 1.25 micron process and has become too costly to produce competitively. In order for this product to become competitive it must be redirected into the newer 0.5 and 0.35 micron fabrication processes. The Company believes newer processes will reduce the cost too less than 25% of the present cost. The Company does not plan to redirect fabrication process of this technology within the next 12 months.

A/DSC421
DUAL PROCESSOR WITH ANALOG FRONT END

     The A/DSC421 is a highly integrated single-chip device, similar to and compatible with the A/DSC321. This technology includes on-chip interfaces for direct connection to other devices. This is a versatile chip, and can address a large variety of applications in the data and telecommunications markets, navigation and surveying markets, motor control markets, and embedded system markets. The A/DSC421 has been programmed as a 14,400 bps PC data modem providing several functions within a single chip. Competing products with similar functions require three or more chips.

     The technology is implemented using Kawasaki's 1.0 micron process and must be directed into a newer 0.5 micron process to enhance its marketability. The Company is now identifying and evaluating unrelated fabricating companies to negotiate the fabrication of this product. The Company believes that it will identify the fabricator and commence negotiating with that company within the next twelve months.

A/DSC521
DUAL PROCESSOR WITH ANALOG FRONT END

     The A/DSC521 is virtually identical to the A/DSC421 but has a faster clock speed for both the DSP module and the microprocessor. The higher clock speeds expand the types of application in which the chip can be used. The A/DSC521 technology has been successfully fabricated into engineering samples. This proves the hardware design. To bring this product to market, the Company is required to find a fabricator to produce the chip. The Company has not contacted a fabricator at this date, but an effort will be made within the next twelve months. This technology is incorporated into products designed for specific applications, like the CyberServer.

     The A/DSCx21 technology can be applied to many applications. The technology fits where the solution requires digital signal and data processing. Initially, the Company's sales efforts will be concentrating fax modem/controllers. All the Company's integrated circuit products are based upon the same hardware technology. The difference between the developed but unsold products is the type of software used in the product.

     Besides using the technology for the Company's own products, the DSP designs will be licensed to companies that need to embed a DSP in their application to make their products more competitive. The architecture is ideal for embedded applications because it is compact, fast and economical.

PATENTS AND PROPRIETARY RIGHTS.

     The Licensor seeks to protect and maintain its intellectual property, including its inventions, trade secrets and technical knowledge. The Company, when appropriate, plans to file patent applications for key designs, innovations and inventions that it believes are most relevant to its product line and most valuable as cost and technological advantages. The Company prevents the loss of valuable proprietary information, such as trade secrets and technical knowledge, through non disclosure agreements and the strict enforcement of its license agreements.

     The Company requires employees, consultants, and independent contractors to execute confidentiality and invention/copyright assignment agreements before engaging in any service to the Company. The Company requires other companies, when engaged in sensitive discussions involving the Company's proprietary technologies, to execute non disclosure agreements. These agreements are intended to protect the Company's trade secrets, technical knowledge, and patents and copyrights by restricting disclosure of this information. No assurance can be made, however, that such contracts will give the Company adequate protection if such agreements are breached through the unauthorized disclosure or use of such intellectual property.

     The Company has unlimited rights to all its products and technology developed with Kawasaki Steel Corporation and LG Semicon.

MARKETS AND PRODUCTS

     Once confined for use by the military for radar and sonar processing, Digital Signal Processing technology is now being implemented in a variety of applications. The applications include modems, cellular telephones, compact disc and digital stereo systems, hard and optical disk drives, and video games. The DSP market is expected to show phenomenal growth; the Average Annual Growth Rate (AAGR) for the total market is projected to be about 31.8% from 1997 through 2002.

                         WORLDWIDE DSP MARKET
                             ($ millions)

Device Type         1997     1998     1999   2000    2001     2002    CAGR
                    (act)    (est)    (est)  (est)   (est)    (est)

Programmable DSPs   $3,215   $3,858   $5,093  $7,028  $9,698  $13,384  33.0%

FASICs              $4,600   $5,980   $7,834 $10,341 $13,753  $18,292  31.8%

Building Blocks        $86      $87      $89     $97    $117     $155  12.5%

MPUs/MCUs             $189     $189     $226    $256    $288     $362  13.9%

Total DSP IC market $8,090  $10,114  $13,241 $17,725 $23,857  $32,192  31.8%

Source: Forward Concepts, DSP Strategies 2002, August 1998.

     Programmable (general purpose) DSPs constitute the best-known segment of the DSP chip market. They are un programmed devices sold to OEMs that design their own programs. FASICs are Functional and Algorithm Specific Integrated Circuits programmed by the IC manufacturer to address specific applications such as modems. This is the market that the Company's developed integrated circuit products address.

     FORWARD CONCEPTS has indicated that modems represent the largest single dollar market for DSP chips and are projected to dominate DSP market sales through 2002. Worldwide sales of modems are expected to increase from 77.5 million units in 1997 to 124.5 million units in 2002, for an average annual growth rate of 9.9 percent (by FORWARD CONCEPTS). Today, modems are incorporated into personal computers, telephones, and office automation equipment. Several industrial applications use a DSP where the DSP is embedded in a single chip with additional specialized circuits to perform functions besides the modem function ("industrial embedded applications").

     The Company is a development stage and at the current time has no revenues from the markets discussed below.

PRODUCT - FAST RESPONSE MODEM/CONTROLLER

     The Company's Fast Response Modem/Controller is a highly integrated single-chip device. It is specifically designed for use in embedded applications where space, and performance and low power are key requirements. It is ideally suited for applications coupling communications with machine control. It contains both a modem and micro controller. They give this product a capability to control the machine functions directly. It could be the only integrated circuit required in many applications.

     This controller can be connected to most electronic or electro-mechanical devices, such as vending machines, ATMs, power line monitors and other devices that require low-cost communication and control. Embedded programs include software that enables communications over both the dial-up network and the Internet. Other software provides an operating system that enables the integration of embedded programs and customer-provided machine control programs.

     The Company does not have a fabricator for its fast response modem/controller and does not plan or expect to market this developed product within the next twelve months.

MARKET - QUICK RESPONSE INTERNET MODEM/CONTROLLER

     Dataquest, an independent and unrelated computer market information publisher, estimates that the information appliance or thin server market will exceed $17 billion by 2002 and represent an estimated 13.5 million units sold annually. The thin server market has seven segments that include the following:
Enterprise, Departmental, Workgroup, Industrial, Small office, Device, and Consumer/Home. A Merrill Lynch research report projects that Internet appliances will exceed the personal computer in sales and revenues by 2005. Merrill Lynch says that the next wave of demand will be for information and real-time data access and the next product categories will be appliances. Appliances have been defined as specialized, single, or limited function devices that are inexpensive and intuitive.

     The Company's Internet controller is to be marketed in the Industrial and Device market segments. Future sales will be driven by the universal need for information and the desire to control machines and other devices that were not previously controlled by a computer. The Company's internet controller is currently under development and has no revenues or sales.

                    INDUSTRIAL THIN SERVER MARKET

                 1997    1998     1999     2000     2001      2002
                 (act)   (est)    (est)    (est)    (est)     (est)
Measurement ($M) $750    $800     $900     $1,100   $1,250    $1,400

Automation ($M)  $550    $600     $700     $700     $1,350    $1,800

Revenue ($B)     $1.3    $1.4     $1.6     $1.82    $2.6      $3.2

Source: Dataquest, Interpreted by Tensleep Technology, Inc.

     Possible applications include, but are not limited to, Gasoline Pumps, Security Systems, Automated Teller Machines, Oil Well Monitoring Stations, Credit card verification, and Electric meter reading. Of these, the credit card verification segment is the largest. Besides these applications, the Company, based on information from Forward Concepts, believes in a growing desire to collect data via a modem from vending machines, arcade machines and other machines dispensing products and/or services.

PRODUCTS - QUICK RESPONSE INTERNET MODEM/CONTROLLER (CYBERSERVER)


     The Company's first Internet-based product is an Internet controller (the "CyberServer"). The CyberServer is a modular unit consisting, in part, of integrated circuits acting as a server and providing an interface between appliances and devices and the Internet. CyberServer is to be a series of products which the industry describes as thin Internet servers. This industry definition also includes the CyberCommunicator.

     The CyberServer is designed to provide efficient and to cost effective links between people and devices or appliances via the Internet to monitor data in real-time. The Internet is a viable cost alternative to the telephone network.

     The CyberServer allows an OEM to connect its equipment to the Internet or a Corporate Internet. The equipment can then transmit or receive data to or from a server over a telephone line. Typical equipment includes but is not limited to electric meters, vending machines, monitors of traffic, security devices, factory production machinery, etc. The CyberServer will use the Company's integrated circuit technology that combines both the modem and modem controller functions and the Internet protocol and appliance control/functions. Each integrated circuit product has a digital signal processor, a microprocessor and an analog front end.

     The integrated circuit product also has a resident Z80-compatible microprocessor and an associated set of peripherals. The CyberServer can be connected to the Ethernet or the Internet.

     The Company has no sales of this product, but is planing to enter the market with a component module thin internet server by June 2000. The Company cannot sell the CyberServer until the Company has completed the development of the first CyberServer and arrange to have it manufactured by a third party.

MARKET - INTERNET COMMUNICATOR

     The Internet is emerging as the communications media of choice, from a variety available, especially for data communications. It is cheap, and cost insensitive to either distance or duration.

     Many solutions have been proposed. These include the personal computer-oriented group ("PC Group")and the television-oriented group ("TV groups"). The PC Group's solution involves the personal computer and the TV Group's solution is based on using a "set-top box" that connects the TV to the cable system.

     The Company's view is that neither solution is optimum. Both burden the Internet capability with excess hardware and cost and neither specifically focuses on the communication aspects as a solution. The PC is a general usage, computation solution. The TV is an entertainment solution. When either is being used in its primary function, it is unavailable for any other function.

     The Company proposes a communications-oriented solution. The sole function of its Internet communicator is to serve as a communication device.

     The Internet communicator's selling points will be its low cost and easy installation and using it is simple.

     This product is under concept development and development is not expected to be complete until mid 2001, if at all.

PRODUCTS - INTERNET COMMUNICATOR (CYBERCOMMUNICATOR)

     The Company's second Internet product is to be a family of Internet communicators that are a combination of a traditional telephone and e-mail sending and receiving devices (the "CyberCommunicator"). The CyberCommunicator is a consumer communications product, and falls within the definition of a thin internet server.

     The CyberCommunicator, under design, enables a non computer-literate person to use a single device that allows the user to browse the Internet, send and receive e-mail and make regular telephone calls. The CyberCommunicator comes from the factory with all required software installed. The use of the product requires no computer knowledge. Two of the CyberCommunicator's components will be a CyberServer and an Intel microprocessor.

     The basic CyberCommunicator design includes a color monitor, computer motherboard, which may be included in the monitor, and keyboard, which may be wireless or attached by a cable. With these minimal features, the user can take advantage of all that is available on the Internet.

     The Company's CyberCommunicator will be marketed through multiple distribution channels. The individual consumer may purchase the units from retail electronic outlets, or a Company web-store, to be established, on the Internet. Units will also be distributed to organizations providing access to the Internet ("Internet Service Provider's or "ISP"s). They can then lease, rent or sell the units to their customers. However, the Company has conducted no market study or survey to learn the ISPs' interest.

     The Company has no sales of this product and cannot until development is completed and a manufacturer selected. The earliest will be late 2000.

MARKET - FACSIMILE MODEMS

     An attractive sub-market of the modem segment is the facsimile modem market. The unit volume of these modems is growing but the price is expected to decline, as the following tables illustrate:

                        FACSIMILE MODEM MARKET

                      1997   1998   1999   2000   2001   2002  CAGR
Sub-Market            (act)  (est)  (est)  (est)  (est)  (est)
Revenue ($ millions)  $155   $152   $150   $148   $146   $144  -1.4%

Units (in millions)    14.1   14.9   15.8   16.7   17.7   18.8   6%

Source: Forward Concepts, DSP Strategies 2002, August 1998.

     The facsimile modem markets in 1997 reached 14.1 million modems. The Company will address this market with its fax modem/controllers. Customers in three segments are targeted:

          1) Manufacturers of facsimile machines for sale to end users, such as Xerox, Jetfax, Omnifax, and Hewlett Packard.

          2) Manufacturers of a machine that provides for the collection, storage and retransmission of facsimile messages to and from many customers served over many telephone lines ("facsimile server"s) for network application solutions, such as Brooktrout, Access, and Dialogic.

          3) Manufacturers of products that connect a computer to a telephone line.

     There are approximately 35 manufacturers of fax machines worldwide with the majority concentrated in Japan. At present Rockwell Semiconductor (now "Coexant") has approximately 70% of this market. The Company has entered sales representative agreements with three independent groups. One group is in Japan and the others in the United States. The sales representatives are currently calling on potential customers to sell the Samsung fax modem/controllers.

PRODUCTS - HIGH-SPEED FACSIMILE MODEM

     The main elements in a typical facsimile (fax) machine consists of a controller, a modem, a page scanner and a printer. The fax modem has evolved from a low-speed (2400 bps) to today's standard of 14,400 bps. A new standard for 28,800 bps fax transmissions was released in 1998.

     The Company has a design for a 14,400 bps Fax Modem, but expects the newer 28,800 bps fax modems will become the next generation. The new 28,800 fax modem standard is currently under development by Samsung and is expected to be available by the end of 1999. The new chip will make use the existing design but will include a larger program memory and will be designed for a smaller process for reduced cost. The new chip will be fabricated by Samsung. Some competitors have already completed the development of the new 28,800 standard, but the new standard product has not been widely accepted by the fax machine manufacturers.

     The Company is marketing the facsimile modems and controller, but to date has no sales.

MARKET - MEDIUM-SPEED MODEMS

     This market has garnered little interest in the consultant community because it is difficult to quantify. However, only two companies are addressing the market, Rockwell Semiconductor and TDK Semiconductor. Revenues and volume are expected to decline through 2002 with the price per unit holding steady at $5 per unit.

                      MEDIUM-SPEED MODEMS

                   1997   1998    1999   2000   2001    2002
                   (act)  (est)   (est)  (est)  (est)   (est)

Units (millions)   9      8       7      6      5       4

Sales ($M)         $45    $40     $35    $30    $25     $20

Source: Forward Concepts, DSP Strategies 2002, August 1998.

PRODUCTS - MEDIUM-SPEED MODEMS

     Medium-speed modems are found in products where movement of encoded information by electric transmission ("data communication") is key, but not visible. Such products include ATMs, gasoline pumps, credit card verification machines, etc. The total data sent is small and the data rates are slower. These products due not require an analog front end. Each of these applications has a micro controller and a modem; the Company's technology is ideally suited to combining these functions into an economical solution.

     The Company is not marketing this product because it does not have a fabricator to make its medium-speed modem. The Company does not plan find a fabricator within the next twelve months.

SALES AND DISTRIBUTION

     The Company uses independent manufacturers' representatives to distribute its fax modem/controller products. The manufacturer's representatives are selected based on Mr. Kaliher's previous relationships with these sales organizations. Now, we have three representatives: one in California, one in Illinois and one in Japan. The Company believes that these few reps cover the bulk of the fax modem customer base, however, additional reps will be added as funds permit and it is determined to be necessary.

     For the facsimile market, the Company will use management's relationships with overseas distributors and fax manufacturers to penetrate the volume customers in Japan and other Pacific Rim countries. The Company intends to establish relationships with U.S. manufacturers who are currently using a chipset provided by competitors. The Company believes that the lower costs, smaller space requirements and design flexibility of its Samsung fax modem/controllers will be strong selling points. Jetfax in the U.S. and Ricoh in Japan are among the companies targeted as potential customers.

     The basic Company product is a combination of technology and service. All products need programs that are permanently stored in read only memory ("firmware") to execute any useful function. Applications' support to help the customer define its problem will be provided initially by headquarters staff; when volume dictates the establishment of remote sales or design offices, the Company will staff these offices with applications and quality control engineers.
Custom product sales will be supported with direct sales staff strategically in the U.S.

     To sell and distribute consumer products the Company will use Internet Sales and a network of independent manufacturers' representatives that service retail outlets.

COMPETITION

     The Internet Appliance is a shift to Internet computing where specialized devices are connected by the Internet and supported by a sophisticated infrastructure. The Company believes, based on reports by Merrill Lynch, that Internet appliances will be the next waves of demand for information and real-time data access, and three existing vendor groups will compete for the appliance market: computer makers, consumer appliance companies, and mobile telecom vendors. Merrill Lynch further states that market sizes will be limited due to specific applications and not general purpose usage, resulting in many successful companies and no dominant one.

     The Company faces substantial competition from international and national competitors, many of which are well established and have greater marketing, financial and other resources than the Company. Furthermore, the Licensor has granted the following rights to principal strategic partners:

     (i) Kawasaki owns technology developed by the Company and has the express right to sub license, manufacture and sell the technology;

     (ii) LG Semicon has an unrestricted license to use certain intellectual property that is jointly developed by the Company and LG Semicon; and

     (iii) Zilog has the right to sell, modify, manufacture and establish certain products developed by the Company.

     In the event any of these companies perceive economic opportunities, they may elect to use such technology to manufacture products that may be competitive with the Company's products.

     Besides the potential competition from the licensees, the Company expects competition from (1) companies providing general purpose signal processors, such as Texas Instruments, programmed by the using companies or by third party suppliers; and (2) from semiconductor manufacturers of similar algorithm-specific ICs such as Rockwell International, TDK Semiconductor, and Philips.
The Company's primary advantage is a higher degree of integration that results in fewer components, lower power requirements and less board space for the system or board developer (OEM). This translates directly into lower costs for the customer. The Company believes the cost savings, along with the Company's willingness and ability to add custom features, will provide a competitive edge over its competitors.

     The fax modem chip market is served by a complex integrated circuit design targeted for one application ("Application-Specific Standard Product" or "ASSP"), with Rockwell Semiconductor presently holding the commanding position with a 2-chip integrated circuit in a single package. The present unit price, to the largest Japanese customers, for the competitive product is between $7.00 and $11.00 but requires an additional $5.00 to $7.00 worth of parts not required with the Company's Samsung fax modem/controllers, which the Company currently markets. Rockwell's success in the Japanese market can be attributed early to market entry into the major customer base in Japan, and the inability of other modem/IC manufacturers to compete against Rockwell's technological lead-time advantage. However, economic conditions in Japan are causing a change in this market, and fax manufacturing is shifting from Japan to other Asian countries and to the U.S.

     The Company believes this market change gives it a window of opportunity to capture several fax machine manufacturers with the more highly integrated fax modem/controller it is currently selling. It is smaller, has fewer external components, and has less board area and power than Rockwell's products, resulting in a $5.00 to $7.00 cost savings over Rockwell.

     The competition for medium-speed modems comes from Rockwell and TDK using legacy products that have been in production for some time in older technologies. The Company believes it can capture a market share from this competition based on a competitive price, and strong customer support. The Company has a medium-speed modem developed, but is not currently selling this product. To sell the product, the Company must find a fabricator and enter an agreement to fabricated the product. The Company has not found and is not negotiating with another company for the fabrication of the product. Some Company's developed but not currently marketed products are highly integrated single-chip solutions incorporating both a modem and a micro controller which results in smaller board space, lower power consumption, and lower cost than the competition. The units lend themselves better to satisfying proprietary demands by allowing programming by the customer.

RAW MATERIALS

     The Company has no fabrication facilities to produce its integrated circuits. It must contract with unrelated parties with fabricating facilities to produce its integrated circuit products. The fabricators are responsible for purchasing the raw materials and management believes that the fabricators would have no problems finding required raw materials.

RESEARCH AND DEVELOPMENT

     The Company has accounted for the acquisition of the Technology and license from the Licensor, for $1,577,052, as a cost to the research and development account. In addition, the Company has not incurred direct costs to its research and development, but it incurred indirect costs and its management has spent uncompensated time in the initial design of its new products. However, no accounting has been made. Management estimates that if research and development time and expenses had been accounted for, the cost would approximate $40,000.


EMPLOYEES

     As of May 1999, the Company had two full time employees and three part time employees, two in product development, engineering, and marketing, one in sales and marketing and two in finance and administration. The Company is currently negotiating with unrelated companies and individuals for consulting engineering, marketing, and other services. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage. The Company considers its employee relations to be good.

ENVIRONMENTAL COMPLIANCE

     The Company does not anticipate any material expenditures to effect compliance with environmental laws.

GOVERNMENTAL REGULATION

     The business operations of the Company are not subject to any material governmental regulation. The Company's products are not subject to governmental approval.

INVESTMENT POLICIES

     It is not the Company policy to acquire assets primarily for possible capital gain or income. It is not the policy of the Company to invest in real estate, real estate mortgages, or securities of persons primarily engaged in real estate activities.

LICENSOR'S FINANCIAL DISCLOSURE

     The Company acquired the Licensor's technology and some of its equipment. The Company did not undertake any of the Licensor's liabilities and has not assumed any of Licensor's obligations.

     The Licensor ceased doing business in September 1997. For more than two years revenues were non existent. For more than one and one-half years several Licensor's officers and key personnel accrued their compensation and went unpaid.

     The Licensor's total liabilities as of December 31, 1997 were approximately $1,655,000. Approximately 21% of this amount is owed to the Licensor's bank, 34% is accrued but unpaid compensation to officers, directors and others, 16% is due to shareholders for shareholder loans, and 29% is owed to other creditors. The total number of creditors is approximately 50 and the Licensor has approximately 17 common stock and 12 preferred stock shareholders.

     The Licensor's bank was secured with a perfected security interest on certain equipment and software of the Licensor. In September of 1997 the bank, the Licensor in default, took possession of its collateral. In the middle part of 1998, the bank conducted a sale of its collateral. The bank, unable to satisfy its note from the sale of the collateral, sued in the Texas State Court to collect the deficient amount due on the note against the Licensor and Mr. Kaliher, a personal guarantor. Mr. Kaliher was the founder, president and chief executive officer and a director of the Licensor. The amount of the deficiency is believed to be principal in the amount of approximately $322,000, and accrued but unpaid interest, and legal fees. The bank has become an unsecured creditor to the extent of the deficiency. The Company is not a party to the suit nor subject to Licensor's obligation to the Bank.

     In late August 1997, Mr. Kaliher, at the insistence of the Licensor's chief financial officer ("CFO"), Mr. Richard Gravett, executed two promissory notes. Each note represented the accumulation of accrued but unpaid compensation for more than one and one-half years to Mr. Kaliher and Mr. Gravett. Each note contained a provision that "(t)he secured property includes" the "intellectual property" of the Licensor and "all proceeds from the utilization of such property." In spite of this provision, the note expressly neither grants a security interest in any property nor does it adequately define "intellectual property." The Licensor and the Company contend that no security interest was granted in any property because (1) the Licensor's board of directors never authorized the granting of a security interest to either Mr. Kaliher or Mr. Gravett; (2) no security interest was ever expressly granted in any specifically identified property of the Licensor; (3) the security interest, if granted, was never perfected; (4) any grant of a security interest for accrued but unpaid compensation would be a preference against other unsecured creditors and voidable; (5) a grant of a security interest, in such circumstance, would constitute a fraudulent conveyance for the purpose to defraud Licensor's creditors; and (6) the accrued but unpaid compensation of officers, directors and other persons after the company no longer could pay its debts should be disallowed or subordinated to all other creditors and preferred shareholders.

     The Company was informed by Mr. Gravett, after June 1998, that he claims a security interest in the Technology and that the transfer of the Technology requires his approval. To avoid any liability to Mr. Gravett or any other creditor, the Company is holding all securities issued to Licensor pursuant to the License and Purchase Agreement in escrow. The Company will deliver the securities pursuant to any agreement between the Claimant and Licensor, or pursuant to an order of a court exercising jurisdiction over this matter. The Company could place the shares with any court taking jurisdiction for determining to whom the shares are to be distributed.

     The Company's contention may be incorrect and a court may determine that the claimants had a valid security interest in the technology and award the claimants the technology rather than the stock held in escrow.

     The Licensor has considered filing for protection under the Bankruptcy Laws of the United States. It has withheld doing so under the belief that it could effect the same outcome without being subject to the administration and expense
of those proceedings.   However, without the cooperation of its bank and Mr.
Gravett, the Licensor may be required to look for help from the bankruptcy court. The Licensor's assets consist of 500,000 restricted shares of the Company's common stock issued for the License and 300,000 shares of unrestricted common stock issued pursuant to Regulation A Offering. It is Licensor's intent to evaluate each of the 50 creditors and the obligation due him/her or it.
Each of the approximate 12 preferred and 17 common shareholders and developed a plan for distributing the Company's common stock issued to Licensor according to the Bankruptcy Code. However, this requires the approval, consent and/or acquiescence of all the creditors and shareholders. If the bank and Mr. Gravett and any other creditors or shareholders fail to approve, consent or acquiesce to the plan, the Licensor may be required to proceed with a state or federal debtor proceeding to avoid liability.

     If the Licensor commences bankruptcy or state debtor proceedings, the proceedings and/or distribution of the Company's securities may affect purchasers' of the Company's securities. Such effects may include, but not be limited to, causing problems with timing and voting on important issues of the Company. A trustee in bankruptcy or other person may disrupt the market for the Company's common stock, if and when developed, by liquidating the Licensor's shares of the Company's common stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal administrative, sales and marketing, research and development facility is located in an office of approximately 500 square feet of office in Austin, Texas. This facility is leased from a third party. The Company intends to lease additional facilities as required.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any litigation incidental to its business or material to the business activities or financial performance of the Company.

     The Company is informed that in the former Chief Financial Officer of Sundance Design, Inc., (the "Claimant") claims a security interest in the Technology, for accrued but unpaid salaries, and that the transfer of the Technology requires Claimant's approval. To avoid liability to Claimant, the Company is holding all securities to be issued to Sundance Design, Inc., in escrow. The escrow agent will deliver the shares as agreed to by the Claimant and Sundance Design or an order of a court exercising jurisdiction over this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended September 30, 1999.


                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Company's Common Stock has traded in the over-the-counter market since September 1999 and is currently trading on Over The Counter Bulletin Board. Set forth below are the high and low bid prices of the Common Stock during the month of September 1999, the only period of time in which it has traded, as reported by a member firm of the National Association of Securities Dealers, Inc. that effects transactions in Bulletin Board stocks and acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                             Stock Prices
                         High            Low

SEPTEMBER 1999           $4.00           $2.50


     (b) On November 19, 1999, there were approximately 203 stockholders of record of the Company's Common Stock.

     (c)  The Company has paid no dividends on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

     The Company was founded as fab-less semiconductor company, and was recently reorganized and restructured into an Integrated Internet development stage company.

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

     In the beginning of its first year of business till the date of this document the management has assessed and evaluated the strengths and weaknesses of its technology, products and management to establish a set of objectives. Based on its evaluations, management has established objectives as follows:

     1. Identify niche markets for its Technology and sale of its products.

     2.   Establish a capital structure to raise operating capital.

     3.   Identify potential sources of revenue.

     4. Initialize and sustain revenues from the thin internet server market, fax-modem market, and licensing of intellectual property.

     5. To establish the Company's design center and develop an E-Commerce division.

     The first objective was met by identifying three markets upon which management believes it can build the Company's business. They are the thin internet server, internet communication, and facsimile modem markets. A "thin internet server" is a server that can process only a few requests from customers at a time, as opposed to regular servers that many have to accommodate thousands of simultaneous requests.

     The second objective was met by initiating and concluding its Regulation D, Rule 504 private offering, its Regulation A Offering under the Securities Act of 1933, as amended, and filing Form 10 pursuant to the Securities Exchange Act of 1934, as amended. On becoming effective on registering as a Reporting Company, the Company was listed on the OTC Bulletin Board.

     The third objective was met by identifying additional potential sources of revenues. These include licensing of intellectual property, chip or integrated circuit design services, and E-Commerce businesses.

     The fourth objective has been met in part in that the Company has engaged three independent representatives and is now marketing its facsimile products in the United States and Japan. At this date there have been no sales, though negotiations are taking place. In November 1999, the Company has granted its first license to its technology.

     The fifth objective has been met in part through the acquisition of a minority interest in an integrated circuit design services company, Silicon Resources, Inc.

     The management, in late 1998 and early 1999, recognized the need to reorganize the organizational structure of the Company. They determined that the new organizational structure should be according to the markets in which the Company would be engaged. (See Item 1. Description of Business - General)

     The management has re-established previously stated objectives and added others to take place within the next twelve months. The new ones are as follows:

     1. To initialize the development of a prototype for the CyberServer and begin marketing it to original equipment manufacturers.

     2.   To develop the Company's Financial Services Portal.

     The implementation of the Company's general plan, for the next twelve months, requires additional personnel for the development of the CyberServer and upgrading of the Company's developed products. The Company currently has limited employees and financial resources. The Company has and will continue to engage one or more independent third party organizations to provide the quality and number of personnel and services required for the development of the CyberServer and to upgrade its other developed products. The development and upgrading services provided by these organizations will be supervised and directed by Mr. Kaliher. In addition, the Company will also seek strategic relationships with independent third party organizations to participate in the development and upgrading services. The Company, with limited financial resources, is seeking third party service providers willing to invest in the Company. The investment in services would be exchanged for shares of the Company's common stock and/or other non-cash consideration. Other non cash consideration could include licenses to use or sell the Company's intellectual property, or use its designing software and computers. Any shares issued in exchange for services will be pursuant to Section 4(2) of the Securities Act of 1933, as amended, and will be subject to Rule 144.

     The Company has reached an agreement with Silicon Resources to provide the Company with research and development services. The Company is also currently negotiating with independent third parties to provide part of the Company's required development and upgrading services, but no agreement has been reached.

     The Company plans to obtain funds, to implement its operational plan, through the exercise of the Class A and Class B Warrants and the payment of all or part of two notes totaling $550,200.

RISKS

     The factors, which follow, make the Company's Plan of Operation for the next twelve months risky.


ACCESS TO WAFER PRODUCTION TECHNOLOGY

     The Company, to produce and sell its developed products, is dependent upon developing a relationship with a semiconductor foundry or fabricator. At this time, the Company has no source of production for its own developed but un marketed products. The Samsung fax modem/controller chips, currently sold
by the Company are produced by Samsung, are an exception.   To produce its own
developed products, the Company will require significant funds to initialized production once a relationship with a fabricator is established. There is no guaranty, the Company can obtain sufficient funds, or even develop a relationship with a fabricator.

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

OPERATIONS

     The Company is currently operating and will continue to operate with its available funds. The current burn rate for the company is approximately $3,000 to $5,000 per month. These funds have been and will continue to be supplied by the exercise of Class A and B Warrants. The Company is now and will continue to limit its expenses and not incur debt beyond the $3,000 to $5,000 per month limit, unless additional funds are available. The Company's expenses are limited to phone bills, limited travel, office supplies, accounting services, repairs and maintenance, outside services and other small but ordinary business expenses.

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

     If the Company receives insufficient funds and is not able to obtain design and development services for non-cash consideration early enough, the Company will not reach its objectives within the scheduled time, if at all.

CAPITAL STRUCTURE

     Management believes that its present capital structure is sufficient to provide the funds necessary to carry out the operational plan. Raising funds from new offerings will not be necessary for the Company, private or public. The present capital structure, as of September 30, 1999, consists of and allows for funding through the following:

     1. 446,000 Class B Warrants exercisable at $4.50 per warrant for a total of $2,007,000. These Warrants were issued pursuant to Regulation A and the Company does not plan to register the shares underlying the Warrants.

     2. 508,960 Class A Warrants exercisable at $.40 and $.80 per warrant for a total of $403,584. These Warrants were issued pursuant to Regulation D, Rule 504 and the Company does not plan to register the shares underlying the Warrants.

     3. Notes Receivable totaling $610,200 are owed by R Tucker & Associates, Inc., for $505,200, and an unrelated third party for $105,000. Both notes are due on December 31, 2000 and are secured by 200,000 shares of the Company's common stock. The Company believes that it will receive payment on or before that date, but it does not know if it will be in time to meet the Company's schedule for expenditures.

FINANCING

     The operational plan allows for the Company to receive funds during the next twelve months from the exercise of the above Class A and Class B Warrants and the payment of all or part of two notes totaling $610,200. The expiration date of the Class A Warrants is March 31, 2000 and the Class B Warrant is May 31, 20002. Most if not all these warrants are held by R Tucker & Associates, an affiliate, who is also is indebted to the Company for $505,200, which is one of the two previously mentioned promissory notes. The Company believes, that to the extent possible R Tucker & Associates will exercise the warrants and pay down its note sufficient for the Company to continue its operations during the next twelve months.

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

     6.   Establishing a Financial Services portal.

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

FABRICATION

     The operational plan calls for management to expand its relationship with Samsung. Management believes that an expanded relationship with Samsung would be beneficial for several reasons. Those reasons are (1) Samsung has several fabrication facilities that could produce the Company's products; (2) Samsung, fabricates, markets and sells many electronic products that require many diverse intellectual properties that could be used in the development of the Company's products; and (3) Samsung has worldwide distribution. Management believes that with a strong relationship it can reduce its cost of worldwide distribution, product development and fabrication. The cost to develop this relationship is estimated to be approximately $20,000 but the Company could payout approximately $44,000 to purchase one order of fax-modem chips. The Company does not have any agreement or commitment for Samsung to perform items (1) g an agreement with the same party to market its synthesized technology. Little cost is expected in synthesizing the Company's intellectual property. An administrative or overhead cost of not more than $20,000 may be incurred.

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

ITEM 7.  FINANCIAL STATEMENTS

Auditor's Report

                       BRABO, CARLSEN & CAHILL
                     Certified Public Accountants
    1111 E. Tahquitz Canyon Way, Suite 203, Palm Springs, CA 92262
                 Ph: 760-320-0848   fax: 760-322-4626



                      INDEPENDENT AUDITORS' REPORT


The Board of Directors
Tensleep Technologies, Inc.

We have audited the accompanying balance sheet of Tensleep Technologies, Inc. (formerly Tensleep Design, Inc.)(a Colorado Corporation), a development stage company, as of September 30, 1998 and 1999, and the related statements of operation, changes in stockholders equity (deficit), and cash flows for the period and year ended September 30, 1998 and 1999 and for the period from inception (October 23, 1997) through September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to expresses an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tensleep Technologies, Inc. as of September 30, 1998 and 1999 and for the period from inception (October 23, 1997) through September 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has been in the development stage since its inception on October 23, 1997. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of capital funding and future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

December 17, 1999.


Brabo, Carlsen & Cahill


                     TENSLEEP TECHNOLOGIES, INC.
                    (A Development Stage Company)

                            BALANCE SHEETS
                       September 30, 1998 and 1999

<CAPITION>

                                ASSETS
                                                             1998              1999
                                                          ------------     -----------
     CURRENT ASSETS:

        Cash                                              $        382     $        65
        Prepaid Expenses (See note 16)                               -         510,000
        Note Receivable (See note 17)                                -          60,000
        Investment in Pooled Account, (See note 1)              22,693               -
                                                          ------------     -----------
               Total Current Assets                             23,075         570,065
                                                          ------------     -----------
     PROPERTY AND EQUIPMENT:

          Machines & Equipment                                 102,014         102,014
          Software                                             172,371         172,371
                                                          ------------     -----------
                                                               274,385         274,385
          Less accumulated Depreciation and amortization        45,732         137,194
                                                          ------------     -----------
               Net Property & Equipment                        228,653         137,191
                                                          ------------     -----------

     OTHER ASSETS:

          Investment in Corporate Finance
               Company (See note 2)                            198,000         398,000
          Receivable (See note 12)                                   -         103,800
                                                          ------------     -----------
               Total Other Assets                              198,000         501,800
                                                          ------------     -----------

     TOTAL ASSETS                                         $    449,728     $ 1,209,056
                                                          ============     ===========



            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



     CURRENT LIABILITIES:

          Accounts Payable                                $          -     $     4,693
          Loan Payable to Corporate Finance
             Company (See Note 4)                               14,442          14,442
          Accrued Consulting fees (See note 9 and 15)          120,000         140,000
          Convertible note payable (See note 10 and 15)      1,500,000               -
                                                          ------------     -----------
               Total Current Liabilities                     1,634,442         159,135
                                                          ------------     -----------

     TOTAL LIABILITIES;                                      1,634,442         159,135
                                                          ------------     -----------




     STOCKHOLDERS' EQUITY (DEFICIT:

          Preferred stock, no stated value, 10,000,000
               shares authorized, no shares issued and
               outstanding                                           -               -

          Common stock, $0.01 stated value, 50,000,000          61,030          70,450
               shares authorized, 6,103,016 and 7,045,016
               shares issued and outstanding at September
               30, 1998 and 1999, resepectively

          Notes Receivable for common stock (See note 17)            -        (610,200)

          Additional paid-in capital                           535,186       3,580,966

          Net Loss (Deficit accumulated during the
               development stage                          (  1,780,930)     (1,991,295)
                                                          -------------    -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (  1,184,714)      1,049,921
                                                          -------------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $    449,728     $ 1,209,056
                                                         =============     ===========


The accompanying notes are an integral part of these statements.

                     TENSLEEP TECHNOLOGIES, INC.
                    (A Development Stage Company)

                       STATEMENT OF OPERATIONS

                                            For the Peiod                          for the period
                                            From Inception                         From Inception
                                          (October 23, 1997)   For the Twelve   (October 23, 1997)
                                               through          Months Ended         through
                                             September 30,      September 30,       September 30,
                                                 1998               1999                1999
                                           -----------------   --------------    -----------------
     REVENUES:
        Lease Income (See note 12)         $           5.350   $      115,800    $         121,150
        Other Income                                   2,150           15,668               17,818
                                           -----------------   --------------    -----------------
               Total Revenues                          7,500          131,468              138,988

     OPERATING EXPENSES:

        Advertising                                    5,113           30,103               35,215
        Automobile expense                             2,308            8,205               10,513
        Bank service charges                             107              343                  449
        Consulting Expense (See note 9)              120,000          157,550              277,550
        Depreciation and Amortization                 45,732           91,462              137,194
        Dues and Subscriptions                         3,975            1,598                5,573
        Filing fees                                    2,250              604                2,854
        Insurance                                        752            1,852                2,604
        License & Permits                                 10              110                  120
        Other expenses                                 5,910            4,723               10,633
        Office supplies                                  899            1,576                2,476
        Outside services                               7,629            9,071               16,700
        Postage & delivery                               864              639                1,503
        Printing and reproduction                      1,343               66                1,409
        Professional fees                              2,250            7,650                9,900
        Rent                                           5,400           12,000               17,400
        Repairs                                          194            1,945                2,139
        Research & development costs               1,577,052                -            1,577,052
                   (See note 13)
        Telephone                                      4,298            7,234               11,523
        Travel & Entertainment                         2,075            4,838                6,913
        Utilities                                        280              264                  544
                                           -----------------   --------------    -----------------
               Total Operating Expenses            1,788,430          341,833            2,130,263
                                           -----------------   --------------    -----------------

     NET LOSS (DEFICIT ACCUMULATED DURING
          THE DEVELOPMENT STAGE)           $      (1,780,930)  $     (210,365)   $      (1,991,295)
                                           =================   ==============    =================

     EARNINGS (LOSS) PER COMMON SHARE
              (See Note 14)                $           (0.31)  $        (0.03)   $           (0.33)
                                           =================   ==============    =================


The accompanying notes are an integral part of these statements.

                     TENSLEEP TECHNOLOGIES, INC.
                    (A Development Stage Company)

        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the period from Inception (October 23, 1997) through September 30, 1999

<CAPITION>
                                                                            Deficit
                                                                            Accumulated  Note
                                                                Additional  during the   Receivable
              See           Number of                 Common    Paid-In     Development  for
              Note Date     Shares      Consideration Stock     Capital     Stage        Stock        Total
              ---- -------- ---------   ------------- --------  ----------  ------------ ----------   ------------
Stock issued  5A   11/10/97 4,500,000   Non-cash      $ 45,000  $       -   $          - $       -    $     45,000
Stock issued  5B   11/10/97 1,000,000   Non-cash        10,000    190,000              -         -         200,000
Stock issued  5C   12/23/97   500,000   Non-cash         5,000    245,000              -         -         250,000
Exercise      5D   4/1/98         400   Non-cash             4        156              -         -             160
Class A
Warrants
Exercise      5D   4/1/98         400   Non-cash             4        156              -         -             160
Class A
Warrants
Exercise      5D   5/27/98      2,000   Non-cash            20        780              -         -             800
Class A
Warrants
Exercise      5E   6/2/98         200   Cash                 2         78              -         -              80
Class A
Warrants
Exercise      5D   6/17/98         40   Non-Cash             -         16              -         -              16
Class A
Warrants
Exercise      5F   6/23/98    100,000   Non-Cash         1,000     99,000              -         -         100,000
Class A
Warrants
Net Loss for
the period
from October
23, 1997 to
September 30,
1998)                                                                         (1,780,930)        -      (1,780,930)
                            ---------                 --------   ----------  ------------ ----------   ------------
Balance,                    6,103,040                   $61,030  $ 535,186   $(1,780,930)        -     $(1,184,714)
September 30,1998

Stock issued  5G   12/15/98    35,000   Cash/Note           350    174,650             -         -         175,000
Stock issued  5H   12/15/98     8,000   Non-Cash             80     39,920             -         -          40,000
Stock issued  5I   12/15/98   300,000   Non-Cash          3,000  1,497,000             -         -       1,500,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960             -         -          20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960             -         -          20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960             -         -          20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960             -         -          20,000
Stock issued  5J   12/15/98     4,000   Non-Cash             40     19,960             -         -          20,000
Stock issued  5K   12/15/98   137,000   Note              1,370    683,630             -         -         685,000
Exercise      5K   12/15/98    88,000   Note                880     34,320             -         -          35,200
Class A
Warrants
Exercise      5L   03/31/99     4,000   Non-Cash             40     19,960             -         -          20,000
Class B
Warrants
Exercise      5M   09/13/99   350,000   Non-Cash          3,500    496,500             -         -         500,000
Class A & B
Warrants

Note                                -                         -          -             -  (610,200)       (610,200)
Receivable
for stock

Net Loss                            -                         -          -     (210,365)         -        (210,365)
for 1999
                            ---------                 --------  ----------  ------------ ----------   ------------
Balance,                    6,691,040                 $ 70,450  $3,580,966  $(1,991,295)  (610,200)   $  1,049,921
March 31,
1999
                            =========                 ========  ==========  ============  =========   ============



The accompanying notes are an integral part of these statements.

                     TENSLEEP TECHNOLOGIES, INC.
                    (A Development Stage Company)

                       STATEMENT OF CASH FLOWS

                                                                                 For the period
                                                                                 from Inception
                                                                                (October 23, 1997)
                                                                                      through
                                                 Year Ended September 30,           September 30,
                                                 1998               1999                1999
                                           -----------------   --------------    -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss (Deficit accumulated during
     the development stage)                $ ( 1,780,930)      $    (210,200)    $   (1,991,295)

    Adjustments to reconcile net loss to
     net cash used in operations:
     Depreciation and amortization                45,732               91,462           137,194
     Expenses incurred in exchange for           250,000               30,000           280,000
        common stock
     Non cash expense for accrued                120,000                    -           120,000
        consulting fees
     Non cash expense for purchase of          1,327,052                    -         1,327,062
        technology, products, goodwill,
        and cancellation of royalties
     Increase in prepaid expenses                      -                    -                 -
     Increase in accounts payable                      -                4,639             4.693
     Increase in accounts receivable                   -             (103,800)         (103,800)
     Increase in accrued consulting fees               -              140,000           140,000
                                           --------------      --------------    --------------
    Net cash used by operating Activities  (      38,146)             (48,010)          (86,156)
                                           --------------      --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment     (       1,437)                   -            (1,437)
                                           --------------      --------------    --------------
    Net cash used by investing activities  (       1,437)                   -            (1,437)
                                           --------------      --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings from Corporate Finance Co.         17,578                    -            17,578
    Proceeds from Pooled Investment Acct          22,307               22,693            45,000
    Proceeds from sale of stock                        -               25,000            25,000
    Proceeds from sale of stock warrants              80                    -                80
                                           -------------       --------------    --------------
     Net cash provided by financing               39,965               47,693            87,658
        activities
                                           -------------       --------------    --------------
NET INCREASE (DECREASE) IN CASH                      382                 (317)               65

CASH, beginning of period                              -                  382                 -
                                           -------------       --------------    --------------
CASH, end of year                          $         382       $           65    $           65
                                           =============       ==============    ==============


The accompanying notes are an integral part of these statements.

                       TENSLEEP TECHNOLGIES, INC.
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1998 AND
               FOR THE PERIOD FROM INCEPTION (oCTOBER 23, 1997)
                       THROUGH SEPTEMBER 30, 1999

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Tensleep Technologies, Inc. (formerly Tensleep Design, Inc.)
(see note 18) (A Colorado Corporation) is a development stage integrated Internet company. (The Company) has both a consumer and business to business focus. Its Consumer focus is directed toward a hub for Financial Services and E-Commerce stores. The Board of Directors has authorized the Consumer focus business to be conducted in a wholly owned subsidiary corporation which was formed on November 10, 1999 as Tensleep Finance.com, Inc. Its business focus is directed toward the business of designing, developing, and marketing Internet Appliances and other integrated circuits with a specific focus on digital signal processors. The Board of Directors has authorized the Business focus business to be conducted in a wholly owned subsidiary corporation which was formed on May 10, 1999 , but as yet has not commenced doing business. The Company is located in Austin, Texas. Both subsidiaries are expected to commence business during the current year. The Consumer focus business will be directed to small businesses and individuals and the Business focus will be directed to original equipment manufactures located throughout the world.

Development Stage Company

     The Company is currently in its development stage, and has not generated any income from operations. The Company was incorporated in October 1997, and is currently obtaining funding to proceed with development and marketing of its technologies. The Company's success is dependent on obtaining additional funding and the ultimate successful sales of its products. There is no assurance that funding will be obtained or that the Company can ever operate profitably. Success in also dependent on many other factors, such as management and distribution. Some of these factors may be beyond the Company's control.

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

Fair Value of Financial Instruments

     For the Company's financial instruments, the carrying value is considered to approximate the fair value. Cash and accounts payable are settled so close to the balance sheet date that fair value does not differ significantly from the stated amounts.

Income Taxes

     The Company has not generated any taxable income and therefore a provision for income taxes is not necessary. Similarly, a provision for deferred taxes is not necessary. The Company has available at September 30, 1999, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

          Amount of Unused Operating              Expiration During Year
             Loss Carryforwards                    Ended September 30:

                            State -
          Federal          Colorado               Federal        State
          ----------      ----------              -------        ------
          $1,991,295      $1,991,295               2019           2014


Adjustments

     In the opinion of management the data reflects all adjustments necessary for a fair statement of results for this period. All adjustments are of a normal and recurring nature.

Advertising

     Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received.

Note Receivable for common stock

     The Company reports notes received in payment for the Company's stock a a deduction from stockholders' equity (deficit). A note will be recorded as an asset if collected in cash prior to the issuance of the financial statements.

NOTE 1: INVESTMENT IN POOLED EQUITY ACCOUNT

     The Company owns an interest in a personal brokerage account held by a shareholder. At September 30, 1999 and 1998, the account has a balance of zero and $22,693, respectively. Originally, the Company received a $45,000 interest in the account which was obtained in exchange for 4.5 million shares of common stock, as described in Note 3. The Company has received $22,693 and $22,307 from the shareholder for the years ended September 30, 1999 and 1998, respectively.

NOTE 2: INVESTMENT IN CORPORATE FINANCE COMPANY

     In 1997 the Company acquired 80,000 shares of Corporate Finance Company ("CFC") common stock. CFC is an affiliate company. The Company acquired an additional 80,000 shares in 1999 (see note 3). Shares acquired represent approximately a 8.8% ownership in CFC. A major shareholder of the Company is also a major shareholder of CFC. Based on the 8.8% ownership interest in CFC, the Company has accounted for the investment under the cost method. The shares were obtained in the cash-free exchange described in Note 3 and were valued at $2.50 per share, which represents the sale price of CFC shares in transactions during the six to twelve months prior to the date of the exchange. The valuation of the shares obtained was an agreed-upon value as of the date of the exchange and will be carried on the books of the Company at cost. In 1998 the Company sold 800 shares of CFC common stock to unrelated parties. The proceeds from the sale were given directly to CFC to reduce the Company's loan payable to CFC (See note 4).

NOTE 3: NON CASH TRANSACTIONS

      As explained in Note 1, 4.5 million shares of common stock were sold for $45,000. In lieu of cash, a $45,000 shared interest in a personally held brokerage account was granted. The account has been funded by a shareholder with cash payments totaling $77,000.

      As explained in Note 2, the investment of 80,000 shares of Corporate Finance Company was obtained in exchange for 1 million investment units. Each unit is composed of one share of common stock and one warrant to purchase one share of common stock at a specified price (see note 7). The Company obtained an additional 80,000 shares of Corporate Finance company in 1999 from R Tucker and Associates in exchange for a $200,000 reduction to a note receivable owed to the Company by R Tucker and Associates (see note 17).

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

     As explained in 5H, the Company issued 24,000 shares of common stock to pay off $120,000 in accrued consulting fees.

     As explained in Note 5I, the Company issued 300,000 shares of common stock to pay off $1,500,000 in convertible debt.

     As explained in Note 5J, the Company exchanged 4,000 shares of common stock for advertising. The common stock was valued at the agreed-upon price of $20,000, or $5.00 per share.

     As explained in Note 5L, the Company exchanged 4,000 shares exercise from Class B Warrants for advertising and promotional services. The common stock was valued at the agreed-upon price of $20,000, or $5.00 per share.

     As explained in Note 5M the Company exchanged 300,000 shares exercised from Class A Warrants and 50,000 shares from Class B Warrants for advertising and promotional services. The common stock was valued at the agreed-upon price of $500,000.

NOTE 4: LOAN PAYABLE TO CORPORATE FINANCE COMPANY

     CFC has loaned the Company certain funds to cover operating expenses. The balance due on the loan from CFC as of September 30, 1999 in the amount of $14,442 is covered by a non-interest bearing demand note.

NOTE 5:  CAPITAL FUNDING

     The Board of Directors authorize private offerings pursuant to Regulation S, Section 3 (b) and/or 4(2) of the Securities Act of 1933, as amended, and/or Rule 504 of Regulation D promulgated thereunder. The Board of Directors authorized a public offering pursuant to Regulation A, an exemption under the Securities Act of 1933, as amended. These offerings can be composed of common stock and/or warrants. Such offerings could result in dilution to Company stockholders prior to each offering. Additionally, dilution could also result from the exercising of warrants, incentive stock options, and non-incentive stock options. Stock option plans are described in
Note 6. The following summarizes the various stock and warrant transactions as reported in the accompanying Statement of Changes in Stockholders' equity (deficit):

     Note A - 4.5 million shares of common stock were sold for $45,000. In lieu of cash, a $45,000 shared interest in a personally held brokerage account was granted. The account had been originally funded by the shareholder with cash payments totaling $77,000.

     Note B - 1 million investment units were exchanged for 80,000 shares of Corporate Finance Company. Each investment unit is composed of one share of common stock and one warrant to purchase one share of common stock at a specified price (See note 7). The valuation of the shares obtained was an agreed-upon value as of the date of exchange.

     Note C - The Company obtained a technology licensing agreement in exchange for 500,000 shares of common stock. The common stock was valued at the agreed-upon price of $250,000, or 50 cents per share. The original agreement made in 1997 required a royalty be paid to the licensor based upon sales. In 1998 the Company acquired from the licensor machinery and equipment, software, technology, goodwill and cancellation of royalties (See note
              10).

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

     Note G  35,000 shares of common stock were sold for $175,000.  The
              Company received $25,000 in cash and promissory notes in the amount of $155,000. One of the promissory notes received was for $50,000 and R Tucker & Associates was the payee (see note K)

     Note H 24,000 shares of common stock were issued for $120,l000 to pay off accrued consulting fees.

     Note I 300,000 shares of common stock were issued for $1,500,000 to pay off the convertible note, which was issued in exchange for fixed assets of $172,948 and Research & development expenses of $1,327,052 (see note 10).

     Note J 4,000 shares of common stock were issued for $20,000 in exchange for advertising.

     Note K 137,000 shares of common stock were issued for $685,000 and 88,000 Class A warrants exercised in exchange for $765,200 promissory note, secured by 200,000 shares of common stock. The $765,200 note includes $50,000 resulting from the cancellation of a $50,000 note previously issued by R Tucker & Associates to an unrelated in an unrelated transaction (see note G).

     Note L 4,000 Class B Warrants were exercised for $20,000 in exchange for advertising and promotional services for the year ending March 31, 2000.

     Note M 300,000 Class A Warrants and 50,000 Class B Warrants were exercised for $500,000 in exchange for advertising and promotional services for the years ending September 30, 2000 and 2001.

NOTE 6:  STOCK OPTION PLANS

     The Company has a stock option plan pursuant to Section 422A of the Internal Revenue Code. The plan has yet to be defined other than the reserving of 500,000 shares of common stock for such a plan.

     The Company has also adopted a non-incentive stock option plan. This plan grants options that can be exercised at a specified price. The Company has resolved that 800,000 shares of common stock be reserved for this plan. As of April 30, 1998, the options to purchase 250,000 shares at 50 cents per share (same as the then current market price) had been granted to the majority and controlling shareholders and an independent consultant. During the year ended September 30, 1999 the company revoked 50,000 shares, leaving 200,000 options still outstanding. These options expire December 1, 2002.

     The Company granted on October 26, 1999, the options to purchase 120,000 additional shares at $1.25 per share (same as the then current market price) to the majority and controlling shareholders.

NOTE 7: WARRANTS

      As part of its funding activities, the Company has issued warrants for the purchase of common stock. Additional warrants may be issued in the future during additional offerings. As of September 30, 1998, the following warrants were outstanding:

      Class A - one warrant can purchase one common share
         R Tucker and Associates     -  8,960 warrants at 40 cents per share
         Ron Tucker                  -  200,000 warrants at 80 cents per share
         R Tucker and Associates     -  300,000 warrants at 80 cents per share

     The warrants expire July 31, 1999. On April 23, 1999 the Board of Directors extended the expiration date to March 31, 2000. During the current fiscal year warrants were transferred from the Tucker Family Trust and Corporate Finance Company to n Tucker and R Tucker and Associates.

     Class B - one warrant can purchase one common share

          R Tucker and Associates - 411,000 warrants at $4.50 per share
          George N. Haddad        - 35,000 warrants at $4.50 per share

     The warrants expire on May 31, 2002. The Company has the right to call the unexercised Class B Warrants before their expiration date at a price of 10 cents per warrant provided the bid price for the Company's common stock for 10 consecutive trading days is $5.50 or more.

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

     The investments in the pooled equity account are held available-for-sale. As of September 30, 1999 the account balance is zero. As of September 30, 1998, the account consists of 4,000 shares of Torch Energy Royalty Trust, listed on the New York Exchange, symbol "TRU", with a value of $5 15/16 per share, bid price, 2000 shares Karzco Realty Trust, listed on the New York Exchange, symbol "KRT", with a value of $16 11/16 per share, 500 shares of Cross Timbers Royalty Trust, listed on the New York Exchange, symbol "CRT", with a value of $11 5/8 per share, 60 shares of Alliance Pharmaceutical Corp., listed on the New York Exchange, symbol "ALLP", with a value of $3.04688 per share, 4,000 shares Amtech Systems, Inc. listed on the NASDAQ smallcap, with a value of $27/32 per share, and 1,000 Amylin Pharmaceuticals, Inc. listed on NASDAQ national market, with a value of $3 3/32 per share, and $4,531 in cash. The aggregate value of the account is $57,213 as of September 30, 1998.

     The investment in the pooled equity account is subject to the hazards of trading equities on the open market. The account will experience growth and loss in varying amounts depending on the performance of the securities traded. All of the Company's $22,693 interest in the account is at risk and subject to loss. The sum of $22,693 will be paid to the Company as required to pay its costs and expenses as incurred until revenues are sufficient to pay such costs and expenses. Any unpaid balance, at the time revenues are sufficient to pay monthly costs and expenses, will be repaid pursuant to a plan to be made at that time.

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

     In December 1997 the Company issued 500,000 shares of its common stock to an unrelated party, which later became a related party, in exchange for a license agreement valued at $250,000. (See Notes 3 and 5C)

     In December 1998 the Company issued 300,000 of its common stock to a related party in cancellation of an indebtedness incurred in the purchase of technology and other assets pursuant to a purchase agreement entered into by the Company in January 1998. (See Note 10)

     In June 1998 the Company issued 100,000 shares of its common stock to an unrelated party in exchange for technology and equipment/software valued at $100,000. (See Note 11)

     The accrued consulting fee as of September 30, 1999 is payable to R Tucker & Associates, Inc., performed by Dennis Kaliher and Ronald S.
Tucker, the president and vice president of the Company, respectively, for consulting services rendered. This liability was canceled December 15, 1998 in exchange for 24,000 shares of common stock (See note 15). The accrued consulting fee as of September 30, 1999 is payable to Corporate Finance Company for services performed by Dennis Kaliher and Ronald S. Tucker.

     In conjunction with the purchase of LS Squared, Inc. equipment by the Company, Ronald S. Tucker, a major shareholder of the Company, also purchased LS Squared, Inc. individually (See note 11).

     In March 1999 the Company reduced a Note Receivable from R Tucker and Associates in exchange for 80,000 shares of common stock in Corporate Finance Company valued at $200,000 (see note 2).

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



     The Licensor received a non-interest bearing note from the Company for specified items in the amount of $1,500,000.00. The amount representing Technology, Products, Goodwill and cancellation of Royalties was charged to research and development costs (See note 13) in the development stage period as required by generally accepted accounting principles. The convertible note payable was reported under current liabilities in the accompanying balance sheet since the Licensor has agreed to accept the Company's securities in cancellation of the indebtedness. The Licensor has agreed to accept 300,000 tradable Units at $5 per unit, if qualified by July 31, 1998 or 500,000 restricted shares of common stock if not qualified by July 31, 1998. The date for qualifying the tradable Units was extended until December 31, 1998. This note was canceled December 15, 1998 in exchange for 300,000 shares of common stock (See note 15).

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

     The above lease agreement was amended on October 22, 1998 to provide for the following terms:

     Silicon Resources, Inc., rented equipment from the Company for a rental rate of $9,650 per month for five work stations payable in the form of a credit. Silicon Resources would provide the Company with office space for $1,000 per month and the Company will credit Silicon Resources for $1,000 of the equipment rental payment. The remainder of the credit will be used to employ Silicon Resources, Inc. to provide engineering personnel on the Company's projects at a rate of $104 per hour. Any unused credit in a month would be accrued and could be used in subsequent months.

     During the current fiscal year Silicon Resources, Inc. was billed
$115,800 for equipment leasing. This amount was reduced by $12,000 that the Company owed to Silicon Resources, Inc. for office space rental, leaving a balance due to the Company of $103,800 as of September 30, 1999. On September 1, 1999 the "Company began negotiations with Silicon Resources, Inc. to purchase a portion of Silicon Resources, Inc. a consulting business. On November 30, 1999 the Company entered into a modification agreement with Silicon Resources, Inc. modifying the agreement entered into on September 1, 1999. Under the terms of the modification agreement Silicon Resources and the Company will enter into a non-exclusive license agreement for the Company's technology with a value of $750,000 for which the Company will receive Silicon Resources, Inc. common stock. The Company, R Tucker and Associates, and Silicon Resources, Inc. agreed to exchange 50,000 shares of its unrestricted common stock and 60,000 Class A Warrants to purchase 60,000 shares of the Company's common stock with an exercise price of $0.80 per share, all valued at $250,000, cancel the indebtedness owed to the Company by Silicon Resources in the amount of $103,800 pursuant to the Equipment lease, and the license fee in the amount of $750,000 for a total of 1,900,452 shares of Silicon Resources restricted common stock.

NOTE 13: RESEARCH AND DEVELOPMENT COSTS

     Research and Development costs are charged to operations when incurred and are reported separately in the accompanying Statement of Operations. The components of research and development costs for the period from inception (October 23, 1997) through September 30, 1998 consist of the following:

          Technology license                             $    250,000
          Purchase of technology, products,
               goodwill, and cancellation of royalties      1,327,052
                                                         ------------
                                                          $ 1,577,052
                                                         ============

NOTE 14: EARNINGS PER SHARE

     As of September 30, 1999 and 1998 The Company had 7,045,040 and 6,103,040 common shares outstanding, respectively, and no preferred shares outstanding. The earnings (loss) per share amount is based on the weighted average number of shares actually outstanding. The number of shares used in the computation for September 30, 1999 and 1998 was 6,587,829 and 5,653,300 shares, respectively. The number of shares used in the computation for the period from Inception (October 23, 1997) through September 30, 1999 was 6,068,674.

NOTE 15: STOCK DIVIDEND

     On August 2, 1999 the Board of Directors authorized a 10% stock dividend payable to those investors that purchase the corporations common stock in the open market between August 2, 1999 and October 31, 1999, register the shares in their name and are the registered shareholder on July 31, 2000. The Shares to be distributed by August 31, 2000. On October 2, 1999 the Board of Directors extended the date for purchasing common stock in the open market from October 31, 1999 to December 31, 1999. On December 1, 1999 the Board of Directors extended the date for purchasing common stock in the open market from December 31, 1999 to January 31, 2000 and advanced the record date to March 31, 2000 from July 31, 2000.

NOTE 16: PREPAID EXPENSES

     As explained in Note 5L the Company exercised 4,000 Class B warrants in exchange for $20,000 in advertising and promotional services for the one year period from April 1999 to March 1999. During the current fiscal year the Company expensed $10,000 as advertising expenses.

     As explained in Note 5M the Company exercised 300,000 Class A Warrants and 50,000 Class B Warrants in exchange for $500,000 in advertising and promotional services for the two year period starting October 1, 1999. During the current fiscal year the Company did not expense any as advertising expenses.

NOTE 17: NOTE RECEIVABLE FOR COMMON STOCK

     In December 1998, the Company issued 35,000 shares of common stock to an unrelated investor in exchange for $25,000 in cash and a $105,000 note receivable. After year end and prior to the audit report date, the Company collected $60,000 in cash on this note receivable. The Company's accounting policy requires the Company to report the $60,000 in the current asset section as a note receivable and the balance of $45,000 in the stockholders' equity (deficit) section.

     Also, in December 1998, the Company issued 137,000 shares of common stock and 88,000 Class A Warrants were exercised in exchange for a $765,200 note receivable from a related party. In March 1999 of the current year the note was reduced by $200,000 in exchange for 80,000 shares of common stock in a related party transaction (see note 2). The balance due of $565,200 is reported in the stockholders' equity (deficit) section.

NOTE 18: NAME CHANGE

     In April 1999 of the current year the Board of Directors voted to change the Company's name from Tensleep Design, Inc. to Tensleep Technologies, Inc. After year end, the Board of Directors voted to change the Company's name to Tensleep.com, Inc. The purpose for changing the name was to reflect the focus of the Company in developing Internet technologies and E-Commerce Portal Sites.

NOTE 19: SUBSEQUENT EVENTS

          The following equity transactions have taken place subsequent to September 30, 1999 and through November 15, 1999.

                                                                        Additional
                       See             Number of                 Common   paid-in
                      Note   Date        Shares  Consideration    Stock   Capital       Total
Exercise Class B      19A  10/11/99     15,000    Non-Cash          150      74,850       75,000
 Warrants
Exercise Class A      19B  10/26/99     20,000    Non-Cash          200      39,800       40,000
 Warrants
Exercise Class A      19C  10/29/98     35,000    Non-Cash          350      27,650       28,000
 Warrants
Exercise Class A      19D  11/01/98      5,000    Cash               50       3,950        4,000
 Warrants
Exercise Class A      19E  11/03/98      1,000    Cash               10         790          800
 Warrants
Exercise Class A      19F  11/03/98      1,000    Cash               40         790          800
 Warrants                              -------                  -------     -------     --------
                                        77,000                  $   770    $147,830    $ 148,600
                                       =======                  =======    ========    =========

     A   In exchange for promotional services to be performed over six months commencing October 11, 1999 through April 10, 2000 the Company exercised 15,000 Class B warrants. The common stock was valued at $75,000, the agreed-upon value of the services to be received.

     B   In exchange for consulting services to be performed over three months commencing October 28, 1999 though January 24, 2000 the Company exercised 20,000 Class A Warrants. The common stock was valued at $40,000, the agreed-upon value of the services to be received.

     C   In exchange for designing and consulting services to be performed over six months commencing October 29, 1999 through April 29, 2000 the Company exercised 35,000 Class A Warrants. The common stock was valued at $28,000, the agreed-upon value of the services to be received.

     D   5,000 Class A Warrants were exercised.  The exercise price of the warrants was $0.80 per share. The cash from these was deposited into the Company's checking account and exercised by unrelated third parties.

     E   1,000 Class A Warrants were exercised.  The exercise price of the warrants was $0.80 per share. The cash from these was deposited into the Company's checking account and exercised by unrelated third parties.

     F   1,000 Class A Warrants were exercised.  The exercise price of the warrants was $0.80 per share. The cash from these was deposited into the Company's checking account and exercised by unrelated third parties.


     Had the above additional stock issuance taken place on September 30, 1999, earnings per common share would not have changed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following are the Officers, Directors, and Key Management of the Company.

     Name                Position

     Ronald S. Tucker         Director and Chief Executive Officer and Chief
                              Financial Officer
     Dennis Kaliher           Director and Chief Operating Officer
     Leticia I. Tucker        Director and Secretary

     Ronald S. Tucker, 60, Chief Financial Officer and Director, is the founder of the Company. In 1996, Mr. Tucker founded Corporate Finance Company and is now its President. Since 1990. to present, Mr. Tucker was the founder and has been the President and director of TextBase Imaging Corp. ("TBI") (now called "R Tucker & Associates, Inc."), a software development company. Prior to forming TBI Mr. Tucker for a period of seven months was a director of 3CI, Inc., a public company, and for a period of three months was the President of that Company. Prior to becoming involved with 3CI, Mr. Tucker has been owner and manager of several business ventures and has been engaged in the private practice of law. In 1986 and 1987 Mr. Tucker was a special counsel and consultant to an originator of manufacturing housing installment sales contracts. Mr. Tucker is a graduate of the University of California at Los Angeles where he received a Bachelor of Science while majoring in finance and accounting. Mr. Tucker is also a graduate of the Loyola University School of Law. Mr. Tucker is a member of the California and Texas Bar Associations.

     Dennis E. Kaliher, age 62, Director and Chief Operating Officer of the Company, founded Tensleep of Texas in 1987 and has served as its President and Director since its inception. He has thirty years of experience in telecommunications and semiconductor product design, engineering, marketing and corporate management with Collins Radio Co., Rockwell International, and Advanced Micro Devices and founding the Company. From 1963 to 1986, Mr. Kaliher's experience at Collins and Rockwell ranged from developing and marketing communications switching systems to managing the development and growth of large and very large IC components. He also participated in the growth of data modems, fax modems and other communications devices for the telecommunications industry. Mr. Kaliher received his BEE from the University of Minnesota.

     Leticia I. Tucker, 57, Director and Secretary, is the wife of Ronald S. Tucker, and for more than ten years has provided accounting and financial services for various small businesses. During that time she has been responsible for providing office management, accounting services and managing construction loans for builder and developer clients.

     Each director serves for a term of one year and is subject to reelection at the annual meeting of shareholders.

COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company's Common Stock ("reporting persons") to file initial reports of ownership and reports of changes in ownership with the SEC. Such reporting persons are required by SEC regulations to furnish the Company with copies of all such reports that they file.

     Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended September 30, 1998 and thereafter, or any written representations received by the Company from reporting persons that no other reports were required, the Company believes that, during the Company's 1998 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with except that R Tucker & Associates, Inc., in advertently failed to file on a timely basis a form 4 with respect to transferring 42,000 Series A Warrants by gift in November 1999. In December 1999, R Tucker & Associates filed a late Form 4 reflecting this transaction.

ITEM 10. EXECUTIVE COMPENSATION.

     The Company's officers and directors, during this time, to conserve capital, have agreed to work for no compensation but reimbursement of business expenses, out of pocket costs and consulting fees as cash is available. At a time the Board determines is appropriate, the Company will enter employment agreements with the officers and establish compensation for the directors.
The Company, at its year end September 30, 1998 and 1999, authorized the accrual and payment of a consulting fee of $120,000 and $140,000, respectively, for services provided by Ronald S. Tucker valued at $80,000 and $100,000, respectively, and Dennis Kaliher valued at $40,000 and $40,000, respectively. In December 1998 24,000 shares of the Company's common stock were issued in cancellation of the indebtedness of the accrued compensation pursuant to the Regulation A offering on the bases of $5 per share. The shares were issued to persons designated by Ronald S. Tucker and Dennis Kaliher.

     The following table reflects the Executive Compensation for the year ending September 30, 1998 and 1999:

SUMMARY COMPENSATION TABLE

          Name and                              Other Annual
          Principal Position                    Compensation
                                          1998               1999

          Ronald S. Tucker, CEO         $81,300(1)       $ 107,380(1)
          Dennis E. Kaliher, COO        $45,000(2)       $  40,500(2)

          (1) For 1998 and 1999 this represents cash of $1,300 and $7,380, respectively, and an accrual of $80,000 and $100,000, respectively, for which in 1998 16,000 shares of common stock was issued in cancellation of the indebtedness in December 1998.
          (2) For 1998 and 1999 this represents cash of $5,000 and $500, respectively, and an accrual of $40,000 and $ 40,000, respectively, for which in 1998 16,000 shares of common stock was issued in cancellation of the indebtedness in December 1998.

QUALIFIED AND NON QUALIFIED STOCK OPTIONS

     The board of directors and shareholders for the Company have adopted a Qualified and Non Qualified Stock Option Plan pursuant to Sections 421-424 of the Internal Revenue Code. The Plan authorizes the granting of up to 500,000 and 800,000 options to purchase Company common stock under the Qualified and Non Qualified Plan, respectively. The Plan is administered by the Board of Directors or by a committee appointed by the Board. As of September 30, 1999 Non Qualified Options exercisable within five years have been granted as follows:

          Ronald S. Tucker         100,000   @    $0.50 per share
          Dennis Kaliher           100,000   @    $0.50 per share

EMPLOYMENT AGREEMENTS

     The Company at this time has not entered an employment agreement with any of the officers or directors. The management does not believe that an agreement will be entered until after September of 2000.

SALES COMMISSIONS

     Sales are to be made either through manufacturers' representatives or internal sales personnel. The Company policy will be to award sales commissions ranging from three to ten percent, depending upon the type and size of sales transaction. The Company has not had any sales or paid any sales commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company, as of September 30, 1999, had 7,045,040 shares of its Common stock, 508,960 Class A Warrants, and 446,000 Class B Warrants to purchase common stock issued and outstanding with 200,000 options granted.
The following schedule tabulates holders of Common Stock of the Company by each person who holds or record or is known by Management of the Company to own beneficially more than five percent (5%) of the Common Stock outstanding, and, in addition, by all Officers and Directors of the Company Individually, and as a group. The Shareholders listed below have sole voting and investment power.

                        OWNERSHIP MORE THAN 5%

<CAPTIONS>
Class of                                   Number of    Percent of
   Securities         Name                  Shares      Outstanding
Common Stock      R Tucker &              4,545,388         58.54%
                  Associate, Inc.(1)
                  78153 Calle Norte
                  La Quinta, CA

Common Stock      Corporate                4,545,388        58.54%
                  Finance Company
                  78153 Calle Norte
                  La Quinta, CA

Common Stock      Dennis Kaliher            2,400,000       33.59%
                  3802 Frodo Cove
                  Austin, TX

Common Stock      Sundance Design, Inc.(2)  2,300,000       32.19%
                  3802 Frodo Cove
                  Austin, TX

                  Total                     6,945,388       88.54%

(1) Ronald S. and Leticia I. Tucker are majority shareholders of both R Tucker & Associates, Inc. and Corporate Finance Company. Corporate Finance Company owns 621,428 shares. These shares include 411,000 Class B Warrants and 308,960 Class A Warrants in name of R Tucker and Associates, Inc.
(2) Dennis Kaliher is the majority stockholder of Sundance Design, Inc., formerly Tensleep Design, Inc., a Texas corporation, which owns 800,000 shares. This also includes 100,000 options.

                              MANAGEMENT

Class of Securities          Name          Number of     Percent of
Class of SEcurities          Name           Shares      Outstanding
Common Stock          Ronald S. Tucker(1)   4,849,838    60.13%
                      78153 Calle Norte
                      La Quinta, CA

Common Stock          Leticia I. Tucker     4,549,838    58,59%
                      78153 Calle Norte
                      La Quinta, CA

Common Stock          Dennis Kaliher(2)     2,400,000    33.59%
                      3802 Frodo Cove
                      Austin, TX

                      All Directors &       7,249,838    88.79%
                      Officers As a
                      Group (3)

(1) These shares include 4,450 shares in their names as joint tenants, 3,204,000 shares by R Tucker & Associates, 621,428 shares by Corporate Finance Company, 100,000 options and 200,000 Class A Warrants held by Ronald S. Tucker, 308,960 Class A Warrants and 411,000 Class B Warrants held by R Tucker & Associates, Inc.
(2) These shares include 1,500,000 in the name of Dennis Kaliher and 800,000 in the name of Tensleep Design, Inc., a Texas corporation, now known as Sundance Design, Inc., and 100,000 options in the name of Dennis Kaliher.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company on or about November 10, 1997 issued 4,500,000 shares of Common Stock at a stated value of $.01 per share to the R Tucker & Associates in exchange for an assignment of $45,000. The $45,000 was invested in liquid securities as of November 1, 1997. These securities are carried at book value. R Tucker & Associates, Inc., is a corporate financial consulting firm. Ronald S. and Leticia I. Tucker are principal shareholders and are also officers and directors. It is a private company.

     The issuer on or about November 10, 1997 issued 1,000,000 investment units to Corporate Finance Company in exchange for 80,000 shares of Corporate Finance Company common stock valued at $2.50 per share. The value of CFC common stock was based on sales for cash and non-cash consideration to unaffiliated third persons, during the preceding six months, at $2.50 per share. Each investment unit of the Company consists of one share of its common stock and one Class A Warrant to purchase one share of its common stock. The first 500,000 Class A Warrants has an exercise price of $.40 per share and the last 500,000 Class A Warrants may be exercised at $.80 per share. Corporate Finance Company is a specialty finance company. It provides financing to small companies that expect to become publicly trading companies. The primary shareholders of CFC and R Tucker & Associates are Ronald S. and Leticia I. Tucker. They are also officers and directors. Corporate Finance Company and R Tucker & Associates are affiliates of the Company.

     In October 1997, during negotiations for the acquisition of the Licensor's technology, Mr. Kaliher agreed and authorized Mr. Tucker to use the name "Tensleep Design, Inc." for a Colorado corporation. Mr. Tucker formed the Company to acquire either a nonexclusive license or all the ownership rights to the technology.

     The Company through Mr. Tucker and the Licensor through Mr. Kaliher executed the license agreement on December 23, 1997. The license agreement, negotiated at arms length, granted a non exclusive perpetual license to the "Licensed Technology." The licensed Technology included Licensor's Previous Results, Firmware, Services, Technical Information, and Products, including the DSP Core (a/DSC321, a/DSC421, a/DSC521 technology), and any and all items related thereto, and any and all derivatives, improvements, revisions, versions, and/or modifications of the Licensed Technology owned by Licensor. At the time of entering the license agreement, Mr. Kaliher was not associated or affiliated with the Company. Mr. Kaliher had entered no agreement, understanding, or commitment that he would become affiliated with or become an officer, director or shareholder of the Company. The value of the license was set at $250,000 and was payable by the issuance of 500,000 shares of the Company's common stock.
The transaction, the value of the license and the consideration was approved by the board of directors of both companies. The license was valued at more than 1/5 of the license fee paid by Zilog for a similar license from the Licensor approximately two years earlier. Besides the license fee the Company was to pay a royalty based on the gross revenues of the Company from sales of the Licensed products.

     The Company and the Licensor executed the "Purchase Agreement" on January 23, 1998. Mr. Tucker negotiated this agreement with Mr. Kaliher. The Licensor agreed to sell all its rights, title and ownership interests in its technology. This included all Research and Development Property, equipment and software listed on its balance sheet as of the year end for 1996. In addition, it included all contracts re sales of licenses and Products or engineering services, all molds, prototypes, tooling and/or dies, and production credits subject to existing licenses. It also included the release of the royalties provided for in the License Agreement. The value for all the described assets was placed at $1,500,000 and the Purchase Agreement if the purchase price would be paid with the issuance of 300,000 investment units of the Company's securities issued pursuant to a qualified Regulation A offering under the Securities Act of 1933, as amended (the "Act"). The transaction, the value of the assets and the consideration was approved by the board of directors of both companies. At the time of entering the Purchase Agreement, Mr. Kaliher was not associated or affiliated with the Company. There was no agreement, understanding, or commitment that Mr. Kaliher would become affiliated with or an officer, director or shareholder of the Company. The total development cost of the Licensor's technology was in excess of $7,000,000 and the cost of the Licensor's equipment and integrated circuit design software was in excess of $500,000. The agreed to value of $1,500,000 considered the development costs of the technology, the cost of the equipment and design software, and the license fee of $1,200,000 paid by Zilog, Inc.

     On January 30, 1998, the Licensor executed and delivered the Company a Bill of Sale pursuant to the Purchase Agreement and issued an invoice in the aggregate of $1,500,000 apportioned among the assets purchased pursuant to the Purchase Agreement.

     On January 31, 1998, Mr. Tucker asked Mr. Kaliher to become the President, chief executive officer and a director of the Company, which Mr. Kaliher accepted.

     On June 18, 1998, the Company acquired technology and equipment/software to support integrated circuit design from LS Squared, Inc. ("LS2"), an unaffiliated company, valued at $100,000 and Mr. Tucker acquired all the issued and outstanding common stock of LS2 with a payment of $100. This technology and equipment and integrated circuit design software was received by the Company in exchange for 100,000 shares of the Company's common stock. CFC facilitated this transaction by assigning and exercising 100,000 Class A Warrants and the Company acquired the technology, equipment and integrated circuit design software from LS2 as consideration for the purchase of the shares.

     The Company, as of the year end in 1998, authorized the accrual of a consulting fee of $120,000 for the services of Ronald S. Tucker valued at $80,000 and Dennis Kaliher valued at $40,000 for the year ending September 30, 1998. In December 1998 common stock was issued in cancellation of the indebtedness. The cancellation was based on $5 per share and assigned the shares to others designated by Ronald S. Tucker and Dennis Kaliher. The shares were issued for the cancellation of indebtedness pursuant to the Regulation A Offering that became effective November 6, 1998.

     In December 1998 R Tucker & Associates, a related party, issued a promissory note for $765,200 to the Company in exchange for the purchase of 137,00 investment units pursuant to the Regulation A Offering, the exercise of 88,000 Class A warrants, and the cancellation of a $50,000 note previously issued to a third party and transferred to the Company.

     In March 1999 the Company reduced a Note Receivable from R Tucker and Associates in exchange for 80,000 shares of the common stock in Corporate Finance Company valued at $200,000.

     The Company, as of the year end in 1999, authorized the accrual of a consulting fee of $140,000 payable to Corporate Finance Company for the services of Ronald S. Tucker valued at $100,000 and Dennis Kaliher valued at $40,000 for the year ending September 30, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

 Exhibit No.    Description                             Method of Filing
     3.   Charter and Bylaws
          3.1    Articles of Incorporation                     A
          3.1.1  Amended Articles for change of Name           C
          3.1.2  Amended Articles for change of Name           *

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

          10.2 Purchase Agreement and Bill of Sale with
               Tensleep Design, Inc., a Texas corporation      A

          10.3 Warrant Agreement for Class A Warrants          A

          10.4 Warrant Agreement for Class B Warrants          A
          10.5 Stock Option Plan                               A
          10.6 Distribution Agreement                          C

     11.  Statement re: Computation of Per Share Earnings      **

     21.  Subsidiaries of the Registrant                       *
     27.  Financial Data Schedule                              *
     99.  Additional Exhibits

          99.1 Audited Financial Statement for the
                  Company date December 31, 1997               A
          99.2 Agreement with Silicon Resources for
                  Rental                                       B
          99.3 Audited Financial Statement for the
                  Company for the year ending 9/30/98          C


*    Included herewith.
**   Contained in Financial Statements included herewith.
A Incorporated by reference to the Company's Form 1 - A Registration Statement No. 24-3960.
B    Filed with original Form 10SB, Accession Number:
      0001006024-99-000010
C    Filed with Form 10SB/A which became effective August 2, 1999.


(b) Reports on Form 8-K.

     None.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, there unto duly authorized.


                           Tensleep.com, Inc.
                              (Registrant)

  Signature                   Title                         Date

/S/   Ronald S. Tucker        Director, CEO and CFO         December 23, 1999
Ronald S. Tucker

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/   Leticia I. Tucker       Director                 December 23, 1999
Leticia I. Tucker



/S/  Dennis Kaliher      Director, COO            December 23, 1999
Dennis Kaliher