Form 10QSB
period 1999-12-31
TENSLEEP TECHNOLOGIES INC
filed 2000-02-11
CIK 1006024

SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C.  20549


                              FORM 10-QSB



(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.


                                    OR


    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM ______TO ___________


                      Commission Fine Number   0 - 30164


                        TENSLEEP.COM, INC.
            (Name of Small Business Issuer in its charter)


           COLORADO                                       33-0789960
(state or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


         2201 N. LAMAR BLVD., SUITE 201, AUSTIN, TEXAS 78705
          (Address of Principal Executive offices, Zip Code)

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


     The number of shares outstanding of issuer's only class of Common Stock. $0.01 par value, was 7,003,976 on January 31, 2000.

                               INDEX

Part I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Financial Statements for Tensleep.com, Inc.:

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

     Item 4.  Submission of Matters to Vote of Security-Holders  . . .

     Item 5.  Other Information  . . . . . . . . . . . . . . . . . . .

     Item 6.  Exhibits and Reports on Form 8 - K . . . . . . . . . . .
                PART I.    FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



Introduction


     The financial statements have been prepared by Tensleep.com, Inc. (the "Company"), formerly Tensleep Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading when read with the Company's financial statements for the years ended September 30, 1998 and 1999. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair statement of the results from the periods presented.


                         TENSLEEP.COM, INC.
               (Formerly Tensleep Technologies, Inc.)
                    (A Development Stage Company)


                            BALANCE SHEETS
                       September 30, 1998 and 1999
                             (Unaudited)

<CAPITION>

                                ASSETS
                                                              1998            1999
                                                          ------------     -----------
     CURRENT ASSETS:

        Cash                                              $     22,077     $
 72,024
        Prepaid Expenses (See note 16)                               -         681,767
        Investment in Pooled Account, (See note 1)              18,693
      -
                                                          ------------     -----------
               Total Current Assets                             40,770         753,791
                                                          ------------     -----------
     PROPERTY AND EQUIPMENT:

          Machines & Equipment                                 102,106         102,014
          Software                                             172,371         172,371
                                                          ------------     -----------
                                                               274,477         274,385
          Less accumulated Depreciation and amortization        68,598         160,060
                                                          ------------     -----------
               Net Property & Equipment                        205,879         114,325
                                                          ------------     -----------

     OTHER ASSETS:

          Investment in AFC (See note 9)                             -       1,400,000
          Investment in CFC (See note 2)                       198,000         398,000
          Investment in Silicon Resources (See note 12)              -       1,103,800
          Credit for Engineering Services (See note 12)         25,950
      -
                                                          ------------     -----------
               Total Other Assets                              223,950       2,901,800
                                                          ------------     -----------

     TOTAL ASSETS                                         $    470,599     $ 3,769,916
                                                          ============     ===========




                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



     CURRENT LIABILITIES:

          Accounts Payable                                $          -     $    5,393
          Loan Payable to Corporate Finance
             Company (See Note 4)                               14,442         17,168
          Accrued Consulting fees (See note 9 and 15)                -         66,800
                                                          ------------     -----------
               Total Current Liabilities                        14,442         83,968
                                                          ------------     -----------

     TOTAL LIABILITIES;                                         14,442         89,361
                                                          ------------     -----------




     STOCKHOLDERS' EQUITY (DEFICIT:

          Preferred stock, no stated value, 10,000,000
               shares authorized, no shares issued and
               outstanding                                           -              -

          Common stock, $0.01 stated value, 50,000,000          66,910         70,040
               shares authorized, 6,691,016 and 7,039,976
               shares issued and outstanding at December
               31, 1998 and 1999, respectively

          Notes Receivable for common stock (See note 17)   (  870,200)             -

          Additional paid-in capital                         3,064,506       5,128,959

          Net Loss (Deficit accumulated during the
               development stage)                         (  1,805,059)     (1,518,444)
                                                          -------------    -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      456,157       3,680,556
                                                          -------------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $    470,599     $ 3,769,916
                                                         =============     ===========


The accompanying notes are an integral part of these statements.

                        TENSLEEP.COM, INC.
               (Formerly Tensleep Technologies, Inc.)
                    (A Development Stage Company)


                       STATEMENT OF OPERATIONS
                            (Unaudited)

                                                                                  For the period
                                                                                  From Inception
                                            For the Three      For the Three    (October 23, 1997)
                                             Months Ended       Months Ended         through
                                             December 31,       December 31,       December 31,
                                                 1998               1999               1999
                                           -----------------   --------------   -----------------
     REVENUES:
        License Fees (See note   )         $               -   $      750,000   $         750,000
        Lease Income (See note 12)                    28,950                -             121,150
        Other Income                                  14,722                -              17,818
                                           -----------------   --------------   -----------------
               Total Revenues                         43,672          750,000             888,968

     OPERATING EXPENSES:

        Operating Expenses                            67,801          277,148           2,407,411
                                           -----------------   --------------   -----------------

     NET LOSS (DEFICIT ACCUMULATED DURING
          THE DEVELOPMENT STAGE)           $      (   24,129)  $      472,852  $       (1,518,443)
                                           =================   ==============   =================

     EARNINGS (LOSS) PER COMMON SHARE
              (See Note 14)                $          (0.004)  $        0.066  $           (0.245)
                                           =================   ==============   =================


The accompanying notes are an integral part of these statements.

                         TENSLEEP.COM, INC.
               (Formerly Tensleep Technologies, Inc.)
                    (A Development Stage Company)


                              (Unaudited)

        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the period from Inception (October 23, 1997) through December 31, 1999

<CAPITION>
                                                                            Deficit
                                                                           Accumulated  Note
                                                                Additional during the   Receivable
              See           Number of                 Common    Paid-In    Development  for
              Note Date     Shares      Consideration Stock     Capital    Stage        Stock        Total
              ---- -------- ---------   ------------- --------  ---------- ------------ ----------   ------------
Stock issued  5A   11/10/97 4,500,000   Non-cash      $ 45,000  $       -   $         - $       -    $     45,000

Stock issued  5B   11/10/97 1,000,000   Non-cash        10,000    190,000             -         -         200,000
Stock issued  5C   12/23/97   500,000   Non-cash         5,000    245,000             -         -         250,000
Exercise A    5D   4/1/98         400   Non-cash             4        156             -         -             160
Exercise A    5D   4/1/98         400   Non-cash             4        156             -         -             160
Exercise A    5D   5/27/98      2,000   Non-cash            20        780             -         -             800
Exercise A    5E   6/2/98         200   Cash                 2         78             -         -              80
Exercise A    5D   6/17/98         16   Non-Cash             -         16             -         -              16
Exercise A    5F   6/23/98    100,000   Non-Cash         1,000     99,000             -         -         100,000
Net Loss for
the period
from October
23, 1997 to
September 30,
1998)                                                                        (1,780,930)        -      (1,780,930)
                            ---------                 --------   ---------- ------------ ----------   ------------
Balance,                    6,103,016                   $61,030  $ 535,186  $(1,780,930)        -     $(1,184,714)
September 30,1998

Stock issued  5G   12/15/98    35,000   Cash/Note           350    174,650            -         -         175,000
Stock issued  5H   12/15/98     8,000   Non-Cash             80     39,920            -         -          40,000
Stock issued  5I   12/15/98   300,000   Non-Cash          3,000  1,497,000            -         -       1,500,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960            -         -          20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960            -         -          20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960            -         -          20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960            -         -          20,000
Stock issued  5J   12/15/98     4,000   Non-Cash             40     19,960            -         -          20,000
Stock issued  5K   12/15/98   137,000   Note              1,370    683,630            -         -         685,000
Exercise A    5K   12/15/98    88,000   Note                880     34,320            -         -          35,200
Exercise B    5L   03/31/99     4,000   Non-Cash             40     19,960            -         -          20,000
Exercise A,B  5M   09/13/99   350,000   Non-Cash          3,500    496,500            -         -         500,000
Net Loss                            -                         -          -    (210,365)         -        (210,365)
for 1999
                            ---------                 --------  ---------- ------------ ----------   ------------
Balance,                    7,045,016                 $ 70,450  $3,580,966 $(1,991,295)          -   $  1,660,121
September 30,
1999

Exercise B    5N   10/11/99    15,000   Non-Cash           150      74,850            -          -         75,000
Exercise A    5O   10/26/99    20,000   Non-Cash           200      19,800            -          -         20,000
Exercise A    5P   10/29/99    35,000   Non-Cash           350      27,650            -          -         28,000
Exercise A    5Q   11/01/99     5,000   Cash                50       3,950            -          -          4,000
Exercise A    5R   11/03/99     1,000   Cash                10         790            -          -            800
Exercise A    5S   11/03/99     1,000   Cash                10         790            -          -            800
Exercise A    5T   12/07/99    10,000   Non-Cash           100       7,900            -          -          8,000
Exercise A    5U   12/06/99    13,000   Non-Cash           130      12,870            -          -         13,000
Exercise A    SV   12/07/99    50,000   Non-Cash           500      49,500            -          -         50,000
Stock Issued  5W   12/08/99    60,000   Non-Cash           600      59,400            -          -         60,000
Exercise A    5X   12/10/99    20,000   Cash               200      35,283            -          -         35,483
Exercise B    5Y   12/13/99    25,000   Non-Cash           250     122,250            -          -        122,500
Exercise A &  5Z   12/30/99   300,000   Non-Cash         3,000     597,000            -          -        600,000
Stock Issued
Exercise B    5AA  12/30/99    50,000   Non-Cash           500     249,500            -          -        250,000
Exercise A    5AB  12/30/99   253,960   Non-Cash         2,540     197,460            -          -        200,000
Exercise A    5AC  12/30/99   100,000   Non-Cash         1,000      79,000            -          -         80,000

Stock
 Cancelled    5AD  12/30/99 1,000,000   Non-Cash      ( 10,000)     10,000            -          -              0

Net Income
for quarter
12/31/99                            -                        -           -      472,852          -        472,852
                            ---------                 --------  ---------- ------------  ---------   ------------
Balance,
December 31,
1999                        7,003,976                 $ 70,040  $5,128,959  $(1,518,443)         -    $ 3,680,556
                            =========                 ========  ========== ============  =========   ============



The accompanying notes are an integral part of these statements.

                           TENSLEEP.COM, INC.
               (Formerly Tensleep Technologies, Inc.)
                    (A Development Stage Company)


                       STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                                                 For the period
                                                                                  from Inception
                                                                                (October 23,1997)
                                                                                     through
                                             September 30,       December 31,          December 31,
                                                 1999               1999               1999
                                           -----------------   --------------   -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss) (Deficit
     accumulated during
     the development stage)                $ ( 1,991,295)      $      472,852   $   (1,518,443)

    Adjustments to reconcile net loss to
     net cash used in operations:
     Depreciation and amortization               137,194               22,866          160,060
     Expenses incurred in exchange for           280,000              224,333          504,333
        common stock
     Non cash expense for accrued                120,000                    -          120,000
        consulting fees
     Non cash expense for purchase of          1,327,052                    -        1,327,062
        technology, products, goodwill,
        and cancellation of royalties
     Non cash Income                                   -             (750,000)       ( 750,000)
     Increase in prepaid expenses                      -               (2,601)       (   2,601)
     Increase in accounts payable                  4,639                  700            5.393
     Increase in accounts receivable            (103,800)                   -         (103,800)
     Increase in accrued consulting fees         140,000                               140,000
                                           --------------      --------------   --------------
    Net cash used by operating Activities  (      86,156)            ( 31,850)        (118,006)
                                           --------------      --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment              1,437                   -           (1,437)
                                           --------------      --------------   --------------
    Net cash used by investing activities           1,437                   -           (1,437)
                                           --------------      --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Loan Repayment on Stock Purchase                    -              60,000           60,000
    Borrowings from Corporate Finance Co.          17,578               2,726           20,304
    Proceeds from Pooled Investment Acct           45,000                   -           45,000
    Proceeds from sale of stock                    25,000                   -           25,000
    Proceeds from Exercise of warrants                 80              41,083           41,163
                                           --------------       -------------   --------------
     Net cash provided by financing                87,658             103,809          191,467
        activities
                                           --------------       -------------   --------------
NET INCREASE (DECREASE) IN CASH                        65              71.959           72,024

CASH, beginning of period                               -                  65                -
                                           --------------       -------------   --------------
CASH, end of year                          $           65       $      72,024        $  72,024
                                           ==============       =============   ==============


The accompanying notes are an integral part of these statements.

                          TENSLEEP.COM, INC.
               (Formerly Tensleep Technologies, Inc.)
                    (A Development Stage Company)

                              (Unaudited)

                      NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 1998 AND
               FOR THE PERIOD FROM INCEPTION (oCTOBER 23, 1997)
                       THROUGH DECEMBER 31, 1999

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Tensleep.com, Inc. (formerly Tensleep Technologies, Inc. and Tensleep Design, Inc.) (see note 18) (A Colorado Corporation) is a development stage integrated Internet company. (The Company) has both a consumer and business to business focus. Its Consumer focus is directed toward a hub or portal for Financial and Investment Services. The Board of Directors has authorized the Consumer focus business to be conducted in a wholly owned subsidiary corporation which was formed on November 10, 1999 as Tensleep Finance.com, Inc. Its business focus is directed toward the business of designing, developing, and marketing Internet Appliances and other integrated circuits with a specific focus on digital signal processors. The Board of Directors has authorized the Business focus business to be conducted in a wholly owned subsidiary corporation which was formed on May 10, 1999 , but as yet has not commenced doing business. The Company is located in Austin, Texas. Both subsidiaries are expected to commence business during the current year. The Consumer focus business will be directed to small businesses and individuals and the Business focus will be directed to original equipment manufactures located throughout the world.

Development Stage Company

     The Company is currently in its development stage, and has not generated income from operations, except for a one time license fee. The Company was incorporated in October 1997, and is currently obtaining funding to proceed with development and marketing of its technologies. The Company's success is dependent on obtaining additional funding and the ultimate successful sales of its products. There is no assurance that funding will be obtained or that the Company can ever operate profitably. Success in also dependent on many other factors, such as management and distribution. Some of these factors may be beyond the Company's control.

Cash and Cash Equivalents

     For the purposes of financial statement reporting, the Company considers all highly liquid investments with maturity of 3 months or less to be considered cash equivalents.

Concentration of Credit Risk

     The Company maintains its operating cash account at a commercial bank in Orange County, California. The account at the bank is guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per account.

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

Note Receivable for common stock

     The Company reports notes received in payment for the Company's stock a deduction from stockholders' equity (deficit). A note will be recorded as an asset if collected in cash prior to the issuance of the financial statements.

NOTE 1: INVESTMENT IN POOLED EQUITY ACCOUNT

     The Company owns an interest in a personal brokerage account held by a shareholder. At December 31, 1999 and 1998, the account has a balance of zero and $18,693, respectively. Originally, the Company received a $45,000 interest in the account which was obtained in exchange for 4.5 million shares of common stock, as described in Note 3. The Company has received $22,693 and $22,307 from the shareholder for the years ended September 30, 1999 and 1998, respectively.

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

     As explained in Note 5N the Company exchanged 15,000 shares exercised from Class A Warrants for promotional services to be performed over six months commencing October 11, 1999 through April 10, 2000. The common stock was valued at $75,000, the agreed-upon value of the services to be received.

     As explained in Note 5O the Company exchanged 20,000 shares exercised from Class A Warrants for consulting services to be performed over three months commencing October 28, 1999 though January 24, 2000. The common stock was valued at $40,000, the agreed-upon value of the services to be received.

     As explained in Note 5P the Company exchanged 35,000 shares exercised from Class A Warrants for designing and consulting services to be performed over six months commencing October 29, 1999 through April 29, 2000. The common stock was valued at $28,000, the agreed-upon value of the services to be received.

     As explained in Note 5T the Company exchanged 10,000 shares exercised from Class A Warrants for consulting services. The common stock was valued at $8,000, the agreed-upon value of the services to be received.

     As explained in Note 5U the Company exchanged 13,000 shares exercised from Class A Warrants in cancellation of an indebtedness of the Company in the amount of $13,000.

     As explained in Note 5V the Company exchanged 50,000 shares exercised from Class A Warrants in cancellation of an indebtedness of the Company in the amount of $50,000.

     As explained in Note 5W the Company exchanged 60,000 shares, restricted, for consulting services to be performed over 30 days. The common stock was valued at $60,000, the agreed-upon value of the services to be received.

     As explained in Note 5Y the Company exchanged 25,000 shares exercised from Class B Warrants for consulting services to be performed over three months. The common stock was valued at $122,500, the agreed-upon value of the services to be received.

     As explained in Note 5Z the Company exchanged 300,000 shares of which 100,000 were exercised from Class B Warrants and 200,000 shares were issued and and exchanged for 300,000 shares of Amcor Financial Corp. common stock and were valued at $600,000.

     As explained in Note 5AA the Company exchanged 50,000 shares exercised from Class B warrants for shares of stock in Silicon Resources, Inc. (see note
12).

     As explained in Note 5AB the Company exchanged 253,960 shares exercised from 253,960 Class A Warrants in exchange for 100,000 restricted shares of Amcor Financial Corp. common stock valued at $200,000.

     As explained in Note 5AC the Company exchanged 100,000 shares exercised for 100,000 Class A Warrants in exchange for prepaid services to be performed over the next 12 months.

     As explained in Note 5AD the Company received 1,000,000 shares of its common stock as a contribution for cancellation and to be added to the authorized but unissued common stock.

NOTE 4: LOAN PAYABLE TO CORPORATE FINANCE COMPANY

     CFC has loaned the Company certain funds to cover operating expenses. The balance due on the loan from CFC as of December 31, 1999 in the amount of $17,168 is covered by a non-interest bearing demand note.

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

     Note N     15,000 Class B warrants were exercised for $75,000 in exchange for promotional services to be performed over six months commencing October 11, 1999 through April 10, 2000.

     Note O     20,000 Class A warrants were exercised for $20,000 in exchange for consulting services to be performed over three months commencing October 28, 1999 though January 24, 2000.

     Note P     35,000 Class A warrants were exercised for $28,000 in exchange for designing and consulting services to be performed over six months commencing October 29, 1999 through April 29, 2000.

     Note Q     5,000 Class A Warrants were exercised for cash at $0.80 per share. The cash from these was deposited into the Company's checking account and exercised by unrelated third parties.

     Note R     1,000 Class A Warrants were exercised$0.80 per share.  The cash from these was deposited into the Company's checking account and exercised by unrelated third parties.

     Note S     1,000 Class A Warrants were exercised $0.80 per share.  The cash from these was deposited into the Company's checking account and exercised by unrelated third parties.

     Note T 10,000 Class A Warrants were exercised for $8,000 in exchange for consulting services.

     Note U     13,000 Class A Warrants were exercised for $13,000 in exchange for the cancellation of an indebtedness of the Company.

     Note V 50,000 Class A Warrants were exercised for $50,000 in exchange for the cancellation of an indebtedness of the Company.

     Note W     60,000 shares, restricted, were issued in exchange for
               consulting services to be performed over 30 days and valued for $60,000.

     Note X 20,000 Class A Warrants were exercised for an aggregate value of $35,200. The cash from these was deposited into the Company's checking account and exercised by unrelated third parties.

     Note Y     25,000 Class B Warrants were exercised for $122,250 in exchanged for consulting services to be performed over three months.

     Note Z     100,000 Class A Warrants were exercised and 200,000 shares were issued for $600,000 in exchange for 300,000 shares of Amcor's common stock.

     Note AA 50,000 Class B Warrants were exercised for $250,000 in exchange A shares of common stock in Silicon Resources, Inc. (see note 12).

     Note AB 253,960 Class A Warrants were exercised for $200,000 in exchange for 100,000 shares of Amcor Financial Corp.

     Note AC 100,000 Class A Warrants were exercised for $80,000 for services to be performed over the next year.

     Note AD 1,000,000 shares of the Company's common stock were contributed to the Company, canceled, and returned to the Company's authorized but unissued shares.


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

NOTE 7: WARRANTS

      As part of its funding activities, the Company has issued warrants for the purchase of common stock. Additional warrants may be issued in the future during additional offerings. As of December 31, 1999, the following warrants were outstanding:

     Class B - one warrant can purchase one common share

          R Tucker and Associates - 221,000 warrants at $4.50 per share
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

     In December 1999 the Company exchanged shares with Amcor Financial Corporation, an independent company, whose President and a Director is also the President and a Director of the Company. The Company exchanged 300,000 shares of its common stock for 300,000 shares of Amcor Financial's Common stock valued at $600,000. In addition the Company received 300,000 shares of Amcor Financial's common stock in cancellation of the indebtedness of the promissory notes for the purchase of stock in the amount of $600,000 (See note 3 and 5).

     In December 1999 the Company issued Corporate Finance Company 100,000 shares of common stock valued at $80,000 in exchange for promotional services.

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
                                                         ------------
                                                          $ 1,577,052
                                                         ============

NOTE 14: EARNINGS PER SHARE

     As of December 31, 1999 and 1998 The Company had 7,003,976 and 6,691,016 common shares outstanding, respectively, and no preferred shares outstanding. The earnings (loss) per share amount is based on the weighted average number of shares actually outstanding. The number of shares used in the computation for December 31, 1999 and 1998 was 7,179,016 and 6,299,016 shares, respectively. The number of shares used in the computation for the period from Inception (October 23, 1997) through December 31, 1999 was 6,196,769.

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

NOTE 16: PREPAID EXPENSES

     As explained in Note 5L the Company exercised 4,000 Class B warrants in exchange for $20,000 in advertising and promotional services for the one year period from April 1999 to March 1999. During the current fiscal year the Company expensed $5,000 as advertising expenses.

     As explained in Note 5M the Company exercised 300,000 Class A Warrants and 50,000 Class B Warrants in exchange for $500,000 in advertising and promotional services for the two year period starting October 1, 1999. During the current fiscal year the Company expensed $62,500 as advertising expenses.

     As explained in Note 5AD the Company exercised 100,000 Class A Warrants in exchange for $80,000 in consulting services for a one year period starting January 1, 2000. During the last period the Company did not expense any of this amount.

NOTE 17: NOTE RECEIVABLE FOR COMMON STOCK

     In December 1998, the Company issued 35,000 shares of common stock to an unrelated investor in exchange for $25,000 in cash and a $105,000 note receivable. After September 30, 1999 the note was paid off with cash and shares of Amcor Financial Corp.

     Also, in December 1998, the Company issued 137,000 shares of common stock and 88,000 Class A Warrants were exercised in exchange for a $765,200 note receivable from a related party. In March 1999 of the current year the note was reduced by $200,000 in exchange for 80,000 shares of common stock in a related party transaction (see note 2). The balance of this note and the one above was paid off with the payment of 300,000 shares of Amcor Financial Corp common stock.

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


ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

     The Company, founded as fab-less semiconductor company in November 1997, is now reorganized into an Integrated Internet Development Stage Company. The Company's Internet Technology Division, Tensleep Design, Inc. ("Design"), is focusing on both designing, developing, marketing and selling products used in the Internet infrastructure and providing Internet services and solutions.
The E-Commerce Division, Tensleep Finance.com, Inc. ("Finance.com"), is focused to developing and managing E-Commerce services, including Financial Services. The Company currently has no revenues or sales from its Internet Technology or E-Commerce Divisions, but for a one time license fee for its technology.

     Design is marketing a family of facsimile products and has completed the concept design for two Internet-based products. The facsimile products are fabricated by Samsung Electronics Co., Ltd. ("Samsung"). The first Internet based product in development is a special purpose modular computer or server ( the "CyberServer"). The second in development is a communications device (the "CyberCommunicator"). The Company has no sales from any of these products.

     Design's products are a combination of hardware and digital signal processing software integrated into an integrated circuit. Digital signal processing technology coverts analog signals to data in a digital format, the data is then mathematically processed for use in that format or converted back into analog signals. Digital signal processing has many uses, e.g. modems, motor controls, disk file head positioning systems, sonars, and many others.

     Finance.com's focus is directed to developing a financial services Internet hub or portal and providing E-Commerce technical development services to others. Financial and Investment services are planned to be provided to small business's and individuals. Services may include Internet stock trading, banking, mortgage lending, personal loans, investment services, insurance, financial planning, estate planning, etc.

     The Company to enhance its business is seeking strategic relationships with companies that design, market and sell consumer Internet and communications products and use products and/or technology similar to the Company's.

OBJECTIVES

     The Company's management, since the Company's inception a little more than two years ago, has engaged in a continual process of assessing and evaluating the strengths and weaknesses of its technology, products and management to establish and update its objectives. Based on its assessments and evaluations, management established objectives as follows:

     1. Identify niche markets for the use of its Technology and the sale of its products.

     2.   Establish a capital structure to raise required operating capital.

     3. Identify new products and other sources of revenue for business expansion.

     4. Initialize and sustain revenues from the thin Internet server market, fax-modem market, and licensing of Intellectual property.

     5. To develop or acquire an interest in a design center for the design and development of the Company's technology and products.

     6. To establish and develop an E-Commerce operating division and develop a Financial Services Portal.

     7. To commence the development of a prototype for the CyberServer and begin marketing it to original equipment manufacturers.

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

     The third objective has been met by identifying new products using the Company's technology and other sources of revenues. Identified new products include power and motor control devices, Internet devices for the power industry, Internet devices for the transfer of digital pictures to a centralized web site. Other sources of revenue include the licensing of intellectual property, and developing a financial services portal.

     The fourth objective has been met in part, in that the Company has engaged three independent representatives and is now marketing its facsimile products, and a web modem chip in the United States and Japan. At this date there have been no sales, though negotiations are taking place. In November 1999, the Company granted the first license to its technology.

     The fifth objective has been met through the acquisition of a minority interest in an integrated circuit design services company, Silicon Resources, Inc.

     The sixth objective has been met, in part, with the incorporation of Finance.com and the preparation of an organizational structure and identification of what financial and investment services are to be included in Finance.com's business.

     The seventh objective is being met with the development of a prototype of a CyberServer by Silicon Resources, which is expected to be completed within 30 to 60 days of the date of this document.

     The management has added the following objectives to take place within the next twelve months.

     1.  To develop a prototype of the motor control device.

     2. To develop a prototype of a device to transfer digital pictures from a digital camera to a central web-site.

     3.  To develop a Financial and Investors services web-site.

     4. To develop a joint venture with a Chinese company to manufacture and distribute one or more of the Company's products.

     5. To obtain a commitment for a private placement and/or a secondary public offering.

     The implementation of the Company's general plan of operation, for the next twelve months, requires additional personnel for the development and up grading of the Company's various products. The Company has limited employees and financial resources. The Company has and will continue to engage one or more independent third party organizations to provide the quality and number of personnel and services required for the development of the CyberServer and to upgrade its other developed products. The development and upgrading services provided by other organizations will be supervised and directed by Mr. Kaliher. In addition, the Company will also seek strategic relationships with independent third party organizations to participate in the development and upgrading services. The Company, with limited financial resources, is seeking third party service providers willing to invest in the Company. The investment in services would be exchanged for shares of the Company's common stock and/or other non-cash consideration. Other non cash consideration could include licenses to use or sell the Company's intellectual property. Any shares issued in exchange for services will be pursuant to Section 4(2) of the Securities Act of 1933, as amended, and will be subject to Rule 144.

     The Company has reached an agreement with Silicon Resources to provide the Company with research and development services. The Company is also currently negotiating with independent third parties to provide part of the Company's required development and upgrading services, but no agreement has been reached.

     The Company through independent third parties is negotiating with several Chinese companies, through several independent third parties, to establish one or more joint ventures for the manufacture and distribution of the Company's products in China. There can be no assurance that the Company will be able to negotiate a joint venture with a Chinese company.

     The Company plans to obtain funds, to implement its operational plan, and expand its business by seeking private placements and public offerings. The amount of money to be sought is yet to be determined. There is no assurance the Company will be able to negotiate a private placement or public offering in any amount.

RISKS

     The factors, which follow, make the Company's Plan of Operation for the next twelve months risky.

Access to Wafer Production Technology

     The Company, to produce and sell its developed products, is dependent upon developing a relationship with a semiconductor foundry or fabricator. At this time, the Company has no source of production for its own products. The Samsung fax modem/controller chips, currently sold by the Company are produced
by Samsung, are an exception.   To produce its own developed products, the
Company will require significant funds to initialized production once a relationship with a fabricator is established. There is no guaranty, the Company can obtain sufficient funds, or even develop a relationship with a fabricator.

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

Lack of Revenues

     The Company has limited revenues. No assurance can be given that the Company can earn revenues or obtain sufficient funds to sustain its planned operations beyond the current minimal level for the next twelve months.

Lack of Funds

     The Company, in order to effectively market its products, will require significant cash to cover specific marketing costs, costs of prototypes and technical and specific design services to be done for potential customers. No assurance can be given that the Company can obtain sufficient funds to enable it to conduct an adequate marketing and sales program.

PLAN OF OPERATION

     The Company's business and operational plan, based on the described objectives, for the next twelve months are directed toward developing revenues and a foundation for growth. Management, based on its objectives, has developed the following operational plan.

Operations

     The Company is currently operating and will continue to operate with its available funds. The current burn rate for the company is approximately $3,000 to $10,000 per month. These funds have been and will continue to be supplied by the Company, R Tucker & Associates or Mr. Tucker. The Company is now and will continue to limit its expenses and not incur debt beyond the $3,000 to $10,000 per month limit, unless additional funds are available. The Company's expenses are limited to phone bills, limited travel, office supplies, accounting services, repairs and maintenance, outside services and other small but ordinary business expenses.

     The Company believes that it can continue operating over the next twelve months. It can do so by continuing the current level of expenditure and not increasing the expenditure of cash without having the cash on hand.

Internet Technology Division

     The Company during the next twelve months, at this level of expenditure, will be able to (1) continue marketing the facsimile modem and facsimile controller integrated circuits through its network of independent sales representatives, as described herein; (2) develop the prototype for the CyberServer;(3) negotiate agreements with independent parties to develop new products using the Companies technology; (4) seek additional products manufactured by others that can be sold by the Company's sales network; (5) seek private Placements with accredited investors; and (6) identify and negotiate with a Chinese company for the manufacture and distribution of one or more of the Company's products in China and Asia.

     The Company may not be able to start or complete the scheduled development of the CyberCommunicator or achieve other objectives if it cannot obtain sufficient funds for such activities.

     If the Company does not receive sufficient funds and is not able to obtain design and development services for non-cash consideration early enough, the Company may not reach its objectives within the scheduled time, if at all.

Internet Division

     The Company during the next twelve months, at this level of expenditure, will be able to (1) setup its financial services and E-Commerce web-sites, (2) setup and establish the organizational structure for being an internet service provider, (3) identify and negotiate for third party content provider, (4) seek third parties to perform design and development services in exchange for cash or non-cash consideration, (5) seek to acquire or enter strategic relationships with service providers with non-cash consideration, and (6) seek private placements with accredited investors. Non-cash consideration includes, but is not limited to, an exchange of the Company's common stock.

      If the Company does not receive sufficient funds and is not able to obtain design and development services for non-cash consideration , the Company may not reach its objectives within the next twelve months.

Capital Structure

     Management believes that its present capital structure is sufficient to provide the funds necessary to carry out the operational plan. Raising funds from new offerings will not be necessary for the next 12 months but will be required for the subsequent period.

Financing

     The operational plan calls for the Company to seek private placements and/or a public offering to raise $5,000,000 to $15,000,000 within the next twelve months. However, there is no assurance the Company will be able to obtain this financing, even though discussions are being conducted with independent third parties.

Research and Development

     The Company through Silicon Resources within the next twelve months plans to complete the prototype for the CyberServer and commence the conversion of the prototype into an integrated circuit. The Company is now attempting to identify an independent third party to design and develop a prototype of the CyberCommunicator. The Company, however, may not have sufficient funds available to develop the CyberCommunicator. The Company is formulating plans and seeking personal to market and sell its CyberServer products.

Purchase and Sale of Equipment

     The Company does not expect to purchase or sale equipment during the next 12 months.

Availability of Products

     The Company is now marketing the facsimile modem and facsimile controller integrated circuits. The Cyberserver is not expected to be ready for the market until near the end of May. The CyberCommunicator will not be available until after the next 12 months. The Company is considering the development of several new products which it believes could be marketed in approximately nine months from the date of this document.

     The Company is seeking products manufactured by others that it can market through its established independent sales network.

Employees

     The Company expects to add additional management personnel and independent third parties to perform design and development and other services for the Company during the next 12 months. The number of independent parties will depend on (1) the funds on hand and (2) the sales of the facsimile modems and facsimile controller integrated circuits. The number of new personnel and independent consultants' engaged depends on the above factors and the Company's ability to negotiate the exchange of non-cash consideration for their services. The number of employees and/or consultants hired within the next 12 months could range from three to four.

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

     The first product will be a thin Internet server designed and built by the Company and Silicon Resources. Management estimates that it will cost approximately $200,000 to develop this product over the next six to ten months. This product will be distributed through the Company's current network of independent representatives that are currently selling the fax modem chips and others who are to be identified.

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

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K.

 (a)  Exhibits.

 Exhibit No.    Description                             Method of Filing
     3.   Charter and Bylaws
          3.1    Articles of Incorporation                     A
          3.1.1  Amended Articles for change of Name           C
          3.1.2  Amended Articles for change of Name           D


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

          10.4 Warrant Agreement for Class B Warrants          A
          10.5 Stock Option Plan                               A
          10.6 Distribution Agreement                          C

     11.  Statement re: Computation of Per Share Earnings      **

     21.  Subsidiaries of the Registrant                       B
     27.  Financial Data Schedule                              **
     99.  Additional Exhibits

          99.1 Audited Financial Statement for the
               Company date December 31, 1997                  A
          99.2 Agreement with Silicon Resources for
                  Rental                                       B


**   Contained in Financial Statements included herewith.
A Incorporated by reference to the Company's Form 1 - A Registration Statement No. 24-3960.
B    Filed with original Form 10SB, Accession Number:
      0001006024-99-000010
C    Filed with Form 10SB/A which became effective August 2, 1999.
D    Filed with Form 10KSB Accession Number 0001006024-99-000015.


                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, there unto duly authorized.


Tensleep Design, Inc.
    (Registrant)

  Signature                   Title                         Date

/S/   Ronald S. Tucker        President, CEO and CFO        February 7, 2000
Ronald S. Tucker