Form 10QSB
period 2000-03-31
TENSLEEP TECHNOLOGIES INC
filed 2000-05-15
CIK 1006024

SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C.  20549


                              FORM 10-QSB



(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.


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


     The number of shares outstanding of issuer's only class of Common Stock. $0.01 par value, was 7,443,976 on March 31, 2000.


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

     Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . .

     Item 4.  Submission of Matters to Vote of Security-Holders  . . .

     Item 5.  Other Information  . . . . . . . . . . . . . . . . . . .

     Item 6.  Exhibits and Reports on Form 8 - K . . . . . . . . . . .

                PART I.    FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



Introduction


     The financial statements have been prepared by Tensleep.com, Inc. (the "Company"), formerly Tensleep Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading when read with the Company's audited financial statements for the years ended September 30, 1998 and 1999. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair statement of the results from the periods presented.



                         TENSLEEP.COM, INC.
               (Formerly Tensleep Technologies, Inc.)
                    (A Development Stage Company)


                            BALANCE SHEETS
                       March 31, 1999 and 2000
                             (Unaudited)

<CAPITION>

                                ASSETS
                                                    1999             2000
                                                ------------     -----------
     CURRENT ASSETS:

        Cash                                    $      1,116     $   383,348
       Accounts Receivable                            51,900         182,921
        Prepaid Expenses (See note 16)                     -         375,000
        Investment in Pooled Account,
           (See note 1)                               18,453               -
                                                ------------     -----------
               Total Current Assets                   71,559         941,269
                                                ------------     -----------
     PROPERTY AND EQUIPMENT:

          Machines & Equipment                       102,014         102,014
          Software                                   172,371         172,371
                                                ------------     -----------
                                                     274,385         274,385
          Less accumulated Depreciation
             and amortization                         91,464         182,925
                                                ------------     -----------
               Net Property & Equipment              182,921          91,460
                                                ------------     -----------

     OTHER ASSETS:

          Investment in AFC (See note 9)                   -       1,400,000
          Investment in CFC (See note 2 & 9)         398,000         718,667
          Investment in Silicon Resources
                            (See note 12)                  -       1,103,800
          Investment in Tensleep Apliances                 -          53,899
          Technology License                               -           5,000
                                                ------------     -----------
               Total Other Assets                    398,000       3,281,366
                                                ------------     -----------

     TOTAL ASSETS                               $    652,480     $ 4,314,095
                                                ============     ===========





                 LIABILITIES AND STOCKHOLDERS' EQUITY



     CURRENT LIABILITIES:

          Accounts Payable                      $        250     $       447
          Loan Payable (See Note 4)                   14,442           2,300
          Deferred Income (See Note   )                    -          10,600
                                                ------------     -----------
               Total Current Liabilities              14,692          13,347
                                                ------------     -----------

     TOTAL LIABILITIES;                               14,692          13,347
                                                ------------     -----------




     STOCKHOLDERS' EQUITY:

          Preferred stock, no stated value,
               10,000,000 shares authorized, no
               shares issued and outstanding               -               -

          Common stock, $0.01 stated value,
               50,000,000 shares authorized,
               6,691,016 and 7,439,976 shares
               issued and outstanding at March
               31, 1999 and 2000, respectively        66,910          74,440

          Notes Receivable for common stock
               (See note 17)                       ( 670,200)              -

          Additional paid-in capital               3,064,506       5,608,558

          Net Loss (Deficit accumulated during the
               development stage)               (  1,823,428)     (1,382,250)
                                               -------------     -----------

     TOTAL STOCKHOLDERS' EQUITY                      637,788       4,300,748
                                               -------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                           $    652,480     $ 4,314,095
                                               =============     ===========


The accompanying notes are an integral part of these statements.

                                       TENSLEEP.COM, INC.
                            (Formerly Tensleep Technologies, Inc.)
                                (A Development Stage Company)


                                    STATEMENT OF OPERATIONS
                                            (Unaudited)

                                          For the Three      For the Three
                                          Months Ended       Months Ended
                                          March 31, 1999     March 31, 2000
                                          -----------------  --------------
     REVENUES:
        License Fees (See note   )        $               -  $      200,000
        Lease Income (See note 12)                   28,950               -
        Other Income                                    112               -
        Royalty Income (See note   )                      -          72,320
                                          -----------------   -------------
               Total Revenues                        29,062         272,320

     OPERATING EXPENSES:
        Operating Expenses                           47,340         136,128
                                          -----------------   -------------

     NET INCOME (LOSS)                    $      (   18,278) $      136,192
                                          =================   =============

     EARNINGS (LOSS) PER COMMON
        SHARE (See Note 14)               $               0   $         .02
                                          =================   =============


The accompanying notes are an integral part of these statements.

                                       TENSLEEP.COM, INC.
                            (Formerly Tensleep Technologies, Inc.)
                                (A Development Stage Company)


                                    STATEMENT OF OPERATIONS
                                            (Unaudited)

                                                                           For the period
                                                                           From Inception
                                     For the Six        For the Six      (October 23, 1997)
                                     Months Ended       Months Ended          through
                                     March 31, 1998     March 31, 3000    March 31, 2000
                                     -----------------  --------------   -----------------
     REVENUES:
        License Fees (See note   )   $               -  $      950,000   $        950,000
        Lease Income (See note 12)              57,900               -            121,150
        Other Income                            14,722              24             17,842
        Royalty Income (See note   )                 -          72,320             72,320
                                     -----------------   -------------   -----------------
               Total Revenues                   72,622       1,022,345          1,161,312

     OPERATING EXPENSES:

        Operating Expenses                     115,120         413,300          2,543,563
                                     -----------------   -------------   -----------------

     NET INCOME (LOSS OR DEFICIT
        ACCUMULATED DURING THE
        DEVELOPMENT STAGE)           $      (   42,498)  $     609,044   $     (1,382,251)
                                     =================   =============   =================

     EARNINGS (LOSS) PER COMMON
        SHARE (See Note 14)          $          (  .01)  $        .084    $         (.20)
                                     =================   =============   ================


The accompanying notes are an integral part of these statements.

                         TENSLEEP.COM, INC.
               (Formerly Tensleep Technologies, Inc.)
                    (A Development Stage Company)


                              (Unaudited)

        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the period from Inception (October 23, 1997) through December 31, 1999

<CAPITION>
                                                                           Deficit
                                                                           Accumulated
                                                                Additional during the
              See           Number of                 Common    Paid-In    Development
              Note Date     Shares      Consideration Stock     Capital    Stage        Total
              ---- -------- ---------   ------------- --------  ---------- ------------ ----------
Stock issued  5A   11/10/97 4,500,000   Non-cash      $ 45,000  $       -  $         -  $     45,000
Stock issued  5B   11/10/97 1,000,000   Non-cash        10,000    190,000            -       200,000
Stock issued  5C   12/23/97   500,000   Non-cash         5,000    245,000            -       250,000
Exercise A    5D   4/1/98         400   Non-cash             4        156            -           160
Exercise A    5D   4/1/98         400   Non-cash             4        156            -           160
Exercise A    5D   5/27/98      2,000   Non-cash            20        780            -           800
Exercise A    5E   6/2/98         200   Cash                 2         78            -            80
Exercise A    5D   6/17/98         16   Non-Cash             -         16            -            16
Exercise A    5F   6/23/98    100,000   Non-Cash         1,000     99,000            -       100,000
Net Loss for
the period
from October
23, 1997 to
September 30,
1998)                                                                       (1,780,930)   (1,780,930)
                            ---------                 --------   ---------- ----------- -------------
Balance,                    6,103,016                   $61,030  $ 535,186 $(1,780,930)  $(1,184,714)
September 30,1998

Stock issued  5G   12/15/98    35,000   Cash/Note           350    174,650           -       175,000
Stock issued  5H   12/15/98     8,000   Non-Cash             80     39,920           -        40,000
Stock issued  5I   12/15/98   300,000   Non-Cash          3,000  1,497,000           -     1,500,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960           -        20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960           -        20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960           -        20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960           -        20,000
Stock issued  5J   12/15/98     4,000   Non-Cash             40     19,960           -        20,000
Stock issued  5K   12/15/98   137,000   Note              1,370    683,630           -       685,000
Exercise A    5K   12/15/98    88,000   Note                880     34,320           -        35,200
Exercise B    5L   03/31/99     4,000   Non-Cash             40     19,960           -        20,000
Exercise A,B  5M   09/13/99   350,000   Non-Cash          3,500    496,500           -       500,000
Net Loss                            -                         -          -    (210,365)     (210,365)
for 1999
                            ---------                 --------  ----------  -----------  -------------
Balance,                    7,045,016                 $ 70,450  $3,580,966  $(1,991,295) $ 1,660,121
September 30,
1999

Exercise B    5N   10/11/99    15,000   Non-Cash           150      74,850           -        75,000
Exercise A    5O   10/26/99    20,000   Non-Cash           200      19,800           -        20,000
Exercise A    5P   10/29/99    35,000   Non-Cash           350      27,650           -        28,000
Exercise A    5Q   11/01/99     5,000   Cash                50       3,950           -         4,000
Exercise A    5R   11/03/99     1,000   Cash                10         790           -           800
Exercise A    5S   11/03/99     1,000   Cash                10         790           -           800
Exercise A    5T   12/07/99    10,000   Non-Cash           100       7,900           -         8,000
Exercise A    5U   12/06/99    13,000   Non-Cash           130      12,870           -        13,000
Exercise A    SV   12/07/99    50,000   Non-Cash           500      49,500           -        50,000
Stock Issued  5W   12/08/99    60,000   Non-Cash           600      59,400           -        60,000
Exercise A    5X   12/10/99    20,000   Cash               200      35,283           -        35,483
Exercise B    5Y   12/13/99    25,000   Non-Cash           250     122,250           -       122,500
Exercise A &  5Z   12/30/99   300,000   Non-Cash         3,000     597,000           -       600,000
Stock Issued
Exercise B    5AA  12/30/99    50,000   Non-Cash           500     249,500           -       250,000
Exercise A    5AB  12/30/99   253,960   Non-Cash         2,540     197,460           -       200,000
Exercise A    5AC  12/30/99   100,000   Non-Cash         1,000      79,000           -        80,000

Stock
 Canceled     5AD  12/30/99 1,000,000   Non-Cash      ( 10,000)     10,000           -             0

Stock Issued  5AE   2/24/00   340,000   Non-Cash         3,400      30,600           -        34,000
Stock Issued  5AF   3/07/00   100,000   Cash             1,000     449,000           -       450,000

Net Income
for 6 months
3/31/2000                           -                        -           -     609,044       609,044
                            ---------                 --------  ----------  -----------  ------------
Balance,
3/31/1999                   7,443,976                 $ 74,440  $5,608,559  $(1,382,251) $ 4,300,748
                            =========                 ========  ==========  ============ ===========


The accompanying notes are an integral part of these statements.

                           TENSLEEP.COM, INC.
               (Formerly Tensleep Technologies, Inc.)
                    (A Development Stage Company)


                       STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                                                For the period
                                                                                 from Inception
                                                                               (October 23,1997)
                                                For the Six Months Ended           through
                                               March 31,          March 31,        March 31,
                                                 1999               2000             2000
                                           -----------------   --------------  -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss) (Deficit
     accumulated during
     the development stage)                $ (    42,498)      $      609,044  $   (1,382,251)

    Adjustments to reconcile net loss to
     net cash used in operations:
     Depreciation and amortization                45,732               45,731         182,924
     Expenses incurred in exchange for            20,000              156,833         436,833
        common stock
     Income earned in exchange for
        Investment in Silicon Res                      -             (750,000)       (750,000)
     Non cash expense for Investment
        In Silicon Res                                 -             (103,800)       (103,800)
     Non cash expense for accrued                      -                    -         120,000
        consulting fees
     Non cash expense for purchase of                  -                    -       1,327,062
        technology, products, goodwill,
        and cancellation of royalties
     Payment collected on note receivable              -               60,000          60,000
    (Increase) decrease in assets
     Accounts Receivable                         (51,900)             (79,121)      ( 182,921)
     Prepaid expenses                                  -              135,000         135,000
    Increase (decrease) in liabilities
     Accounts payable                                250                3,821             873
     Accrued consulting fees                           -              (66,800)         73,200
     Deferred Income                                   -               10,601          10,601
                                           --------------      --------------  --------------
    Net cash provided (used)
        by operating Activities            (      28,416)              13,667       (  72,489)
                                           --------------      --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Investment in Tensleep Appl                         -             (53,899)        (53,899)
    Investment in CFC                                   -             (50,000)        (50,000)
    Purchase of Technology License                      -             ( 5,000)        ( 5,000)
    Purchase of property and equipment                  -                   -          (1,437)
                                           --------------      --------------  --------------
    Net cash provided (used)
         by investing activities                        -            (108,899)       (110,336)
                                           --------------      --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings from CFC                                 -                   -          17,578
    Payment of borrowings from CFC                      -             (12,568)        (12,568)
    Proceeds from Pooled Investment Acct            4,150                   -          45,000
    Proceeds from sale of stock                    25,000             491,083         516,083
    Proceeds from Exercise of warrants                  -                   -              80
                                           --------------       -------------  --------------
     Net cash provided by financing                29,150             478,515         566,173
        activities
                                           --------------       -------------  --------------
NET INCREASE (DECREASE) IN CASH                       734             383,283         383,348

CASH, beginning of period                             383                  65               -
                                           --------------       -------------  --------------
CASH, end of year                          $        1,116       $     383,348       $ 383,348
                                           ==============       =============  ==============


The accompanying notes are an integral part of these statements.

                           TENSLEEP.COM, INC.
               (Formerly Tensleep Technologies, Inc.)
                    (A Development Stage Company)


                       STATEMENT OF CASH FLOWS
                               (Unaudited)


                                                For the Three Months Ended
                                               March 31,          March 31,
                                                 1999               2000
                                           -----------------   --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                      $ (    42,498)      $      609,044

    Adjustments to reconcile net loss to
     net cash used in operations:
     Depreciation and amortization                22,865               22,865
     Non cash expense for investment
        In CFC                                         -               34,000

    (Increase) decrease in assets
     Accounts Receivable                         (25,950)            (182,921)

     Prepaid expenses                                  -               70,100

    Increase (decrease) in liabilities
     Accounts payable                                250               (4,947)
     Accrued consulting fees                           -              (66,800)

     Deferred Income                                   -               10,601
                                           --------------      --------------
    Net cash provided (used)
        by operating Activities            (      21,112)               4,222
                                           --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Investment in Tensleep Appl                         -             (53,899)
    Investment in CFC                                   -             (84,000)
    Purchase of Technology License                      -             ( 5,000)
    Purchase of property and equipment                  -                   -
                                           --------------      --------------
    Net cash provided (used)
         by investing activities                        -            (142,899)
                                           --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from Pooled Investment Acct              150                   -
    Proceeds from sale of stock                         -             450,000
    Proceeds from Exercise of warrants                  -                   -
                                           --------------       -------------
     Net cash provided by financing                   150             450,000
        activities
                                           --------------       -------------
NET INCREASE (DECREASE) IN CASH                 (  20,962)            311,323

CASH, beginning of period                          22,077              72,024
                                           --------------       -------------
CASH, end of year                          $        1,115       $     383,347
                                           ==============       =============


The accompanying notes are an integral part of these statements.

                          TENSLEEP.COM, INC.
               (Formerly Tensleep Technologies, Inc.)
                    (A Development Stage Company)

                              (Unaudited)

                      NOTES TO FINANCIAL STATEMENTS

                         March 31, 2000 AND
               FOR THE PERIOD FROM INCEPTION (OCTOBER 23, 1997)
                       THROUGH March 31, 2000

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

Development Stage Company

     The Company is currently in its development stage, and has not generated income from operations, except for a two licenses to it technology. The Company was incorporated in October 1997, and is currently obtaining funding to proceed with development and marketing of its technologies. The Company's success is dependent on obtaining additional funding and the ultimate successful sales of its products. There is no assurance that funding will be obtained or that the Company can ever operate profitably. Success in also dependent on many other factors, such as management and distribution. Some of these factors may be beyond the Company's control.

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

NOTE 1: INVESTMENT IN POOLED EQUITY ACCOUNT

     The Company owns an interest in a personal brokerage account held by a shareholder. At March 31, 2000 and 1999, the account has a balance of zero and $18,693, respectively. Originally, the Company received a $45,000 interest in the account which was obtained in exchange for 4.5 million shares of common stock, as described in Note 3.

NOTE 2: INVESTMENT IN CORPORATE FINANCE COMPANY

     In 1997 the Company acquired 80,000 shares of Corporate Finance Company ("CFC") common stock valued at $200,000 or $2.50 per share. CFC is an affiliate company. The Company acquired an additional 80,000 shares in 1999 (see note 3)valued at $200,000 or $2.50 per share. A major shareholder of the Company is also a major shareholder of CFC. The shares were obtained in the cash-free exchange described in Note 3 and were valued at $2.50 per share, which represents the sale price of CFC shares in transactions during the six to twelve months prior to the date of the exchange. The valuation of the shares obtained was an agreed-upon value as of the date of the exchange and will be carried on the books of the Company at cost. In 1998 the Company sold 800 shares of CFC common stock to unrelated parties. The proceeds from the sale were given directly to CFC to reduce the Company's loan payable to CFC (See note 4).

     In April 2000 the Company entered into an agreement with CFC to license technology to it on a case by case basis, where CFC will engage in joint ventures with Chinese Company's for the manufacture of and distribution of electronic products and developing and maintaining web-sites for business-to-business and business-to-consumers in China. The Company licensed its "web-modem" to CFC to manufacture the product and distribute it in China. As part of this agreement the Company exchanged 400,000 shares of restricted common stock for 2,000,000 shares of CFC restricted common stock. In addition CFC issued the Company 500,000 shares of its restricted common stock to reimburse the Company for promotional services.

     In April CFC also distributed a stock dividend in shares of CFC on the basis of one new share for each share held by the Company. These shares are not restricted.

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

     As explained in Note 5AE the Company exchanged 340,000 shares of restricted common stock for services, which were reimbursed by CFC with the issuance of 500,000 shares of CFC restricted common stock. Additional shares issued, note 5N and 5Y were also reimbursed.

NOTE 4: LOAN PAYABLE TO CORPORATE FINANCE COMPANY

     CFC has loaned the Company certain funds to cover operating expenses. As of March 31, 2000 the loan from CFC had been paid off. Ronals S. Tucker, the President of the Company has loaned it $2,300.

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

     Note R 1,000 Class A Warrants were exercised$0.80 per share. The cash from these was deposited into the Company's checking ccount and exercised by unrelated third parties.

     Note S 1,000 Class A Warrants were exercised $0.80 per share. The ash from these was deposited into the Company's checking account and exercised by unrelated third parties.

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

     Note AE 340,000 shares, restricted, were issued in exchange for services but reimbursed by CFC with CFC common stock, as were the shares issued per note 5N and 5Y.

     Note AF  100,000 Class B Warrants were exercised for $450,000 in cash.


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

     The Company on October 26, 1999, granted options to purchase 120,000 additional shares at $1.25 per share (same as the then current market price) to the majority and controlling shareholders.

NOTE 7: WARRANTS

      As part of its funding activities, the Company has issued warrants for the purchase of common stock. Additional warrants may be issued in the future during additional offerings. As of March 31, 2000, the following warrants were outstanding:

     Class B - one warrant can purchase one common share

          R Tucker and Associates -  21,000 warrants at $4.50 per share
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

     In December 1999 the Company exchanged shares with Amcor Financial Corporation ("AFC"), an independent company, whose President and a Director is also the President and a Director of the Company. The Company exchanged 300,000 shares of its common stock for 300,000 shares of Amcor Financial's Common stock valued at $600,000. In addition the Company received an additional 300,000 shares of Amcor Financial's common stock in cancellation of the indebtedness of the promissory notes for the purchase of stock in the amount of $600,000 (See note 3 and 5)and an additional 100,000 shares in exchange for the exercise of 240,000 Class A Warrants valued at $200,000.

     In December 1999 the Company issued Corporate Finance Company 100,000 shares of common stock valued at $80,000 in exchange for promotional services.

     In March 2000 CFC issued the Company 500,000 shares of its restricted common stock to reimburse the Company for promotional services, and In April 2000 the Company exchanged 400,000 shares of restricted common stock for 2,000,000 shares of CFC restricted common stock.

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

     The Company, R Tucker and Associates, and  Silicon Resources, Inc.
agreed to exchange 50,000 shares of its unrestricted common stock and 60,000 Class A Warrants to purchase 60,000 shares of the Company's common stock with an exercise price of $0.80 per share, all valued at $250,000, cancel the indebtedness owed to the Company by Silicon Resources in the amount of $103,800 pursuant to the Equipment lease, and the license fee in the amount of $750,000, aggregating $1,103,800 for a total of 1,900,452 shares of Silicon Resources restricted common stock. In addition the above Lease Agreement was terminated as of 9/30/99.

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
                                                         ------------
                                                          $ 1,577,052
                                                         ============

NOTE 14: EARNINGS PER SHARE

     As of March 31, 2000 and 1999, for three months, the Company had 7,443,976 and 6,691,016 common shares outstanding, respectively, and no preferred shares outstanding. The earnings (loss) per share amount is based on the weighted average number of shares actually outstanding. The number of shares used in the computation for March 31, 2000 and 1999, for six months, was 7,221,496 and 6,691,016 shares, respectively. The number of shares used in the computation for the period from Inception (October 23, 1997) through March 31, 2000 was 7,069,777.

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

     As explained in Note 5M the Company exercised 300,000 Class A Warrants and 50,000 Class B Warrants in exchange for $500,000 in prepaid advertising and promotional services to be amortized over the two year period starting October 1, 1999. During the current fiscal 3 month period the Company expensed $62,500 as advertising expenses.

     As explained in Note 5AD the Company exercised 100,000 Class A Warrants in exchange for $80,000 in consulting services for a one year period starting January 1, 2000. Subsequently, CFC reimbursed the Company for this item by issuing CFC common stock to the Company.

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

NOTE 19: ROYALTY INCOME

     In assignment of that license agreement to the Company, the Company was entitled to royalties in the amount of $72,320.10. Zilog indicated that the royalties accumulated from 1997 through March 2000. Zilog also indicated that Sundance owed it $82,921 which was being offset against the royalties and against future royalties for the difference of $10,601. The Company treated the Royalties of $72,320 as income in its 2nd quarter, the $82,921 offset as a receivable from Sundance and the $10,601 as deferred income.

NOTE 20: LICENSE FEES

     In November 1999 the Company provided Silicon Resources, Inc., an unaffiliated company, a non exclusive license to use the Company's technology valued at $750,000 and which was paid by the issuance of Silicon Resources' common stock. (See note 12)

     In March 2000 the Company granted a license to manufacture and distribute its "web-modem" in China to Corporate Finance Company, an affiliate. The license was valued at $200,000 and was $100,000 was paid on signing the license agreement and the balance was due when engineering drawings are delivered for manufacturing the product.

NOTE 21: SUBSEQUENT EVENTS

     The Company acquired 100% of Master Financial Group, Inc., a non-affiliate, in exchange for 700,000 shares of the Company's common stock with a valuation of $1,750,000. Master Financial Group, Inc., is an Internet financial services company. The Company is retaining 200,000 shares of its common stock and delivery is conditioned upon Master Financial Group's net earnings from operations for the Calender year 2000 equaling $1,000,000 or more. If the net earnings are more than $500,000 but less than $1,000,000 a portion of the 200,000 shares will be delivered.

     In April 2000 the Company entered into an agreement with CFC to license technology to it on a case by case basis, where CFC will engage in joint ventures with Chinese Company's for the manufacture of and distribution of electronic products and developing and maintaining web-sites for business-to-business and business-to-consumers in China. The Company licensed its "web-modem" to CFC to manufacture the product and distribute it in China. As part of this agreement the Company exchanged 400,000 shares of restricted common stock for 2,000,000 shares of CFC restricted common stock. In addition CFC issued the Company 500,000 shares of its restricted common stock to reimburse the Company for promotional services. The Company's interest in CFC is less than one-third but more than twenty-five percent.

     In April 2000 Corporate Finance Company acquired an 80% ownership interest in a Chinese company that is developing reverse auction websites.


ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

     The Company, founded as fab-less semiconductor company in November 1997, is being reorganized into an Integrated Internet Development Stage Company. The Company's Internet Technology Division, Tensleep Design, Inc. ("Design"), is focusing on both designing, developing, marketing and selling products used in the Internet infrastructure and providing Internet services and solutions. The E-Commerce Division, Tensleep Finance.com, Inc. ("Finance.com"), is focused to developing and managing E-Commerce services, including Financial Services. The Company currently has no revenues or sales from its Internet products or E-Commerce Divisions, but has revenues from licensing its technology.

     Design is marketing a family of facsimile products, developing the prototypes for several Internet-based products and has completed the concept design for another Internet-based product. The facsimile products are fabricated by Samsung Electronics Co., Ltd. ("Samsung"). The first Internet based product being prototyped is a special purpose modular computer or server ( the "CyberServer"). Other products being prototyped include an "icradle," a "home controller," and a "motor controller." The next product under consideration is a communications device (the "CyberCommunicator"). The Company has no sales from any of these products.

     Design's technology includes a combination of hardware and digital signal processing software integrated into an integrated circuit. Digital signal processing technology coverts analog signals to data in a digital format, the data is then mathematically processed for use in that format or converted back into analog signals. Digital signal processing has many uses, e.g. modems, motor controls, disk file head positioning systems, sonars, and many others.

     Finance.com's focus is directed to developing financial service providers, developing an Internet hub or portal and providing E-Commerce technical development services to others. Financial and Investment services are planned to be provided to small business's and individuals.

     The Company to enhance its business is seeking strategic relationships with companies that design, market and sell consumer Internet and communications products and use products and/or technology similar to the Company's, and are developing Internet service provider businesses.

OBJECTIVES

     The Company's management, since the Company's inception more than two years ago, has engaged in a continual process of assessing and evaluating the strengths and weaknesses of its technology, products and management to establish and update its objectives. Based on its assessments and evaluations, management established objectives as follows:

     1. Identify niche markets for the use of its Technology and the sale of its products.

     2.   Establish a capital structure to raise required operating capital.

     3. Identify new products and other sources of revenue for business expansion.

     4. Initialize and sustain revenues from the thin Internet server market, fax-modem market, and licensing of Intellectual property.

     5. To develop or acquire an interest in a design center for the design and development of the Company's technology and products into integrated circuits.

     6. To establish and develop an E-Commerce operating division and develop or acquire a Financial Services Provider.

     7. To commence the development of a prototype for the CyberServer and begin marketing it to original equipment manufacturers.

     8. To develop a prototype of the motor control device (the "Motor Controller").

     9. To develop a prototype of a device to transfer digital pictures from a digital camera to a central web-site (the "iCradle").

     10.  To develop a Financial and Investors services web-site.

     11. To develop a joint venture with a Chinese company to manufacture and distribute one or more of the Company's products.

     12. To obtain a commitment for a private placement and/or a secondary public offering.

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

     The third objective has been met by identifying new products using the Company's technology and other sources of revenues. Identified new products include power and motor control devices, Internet devices for the power industry, Internet devices for the transfer of digital pictures to a centralized web site. Other sources of revenue include the licensing of intellectual property, and acquiring or developing e-commerce service providers.

     The fourth objective has been met in part, in that the Company has engaged three independent representatives and is now marketing its facsimile products, and a web-modem chip in the United States and Japan. At this date there have been no sales, however, the Company has receive an order for two prototypes of its "web-modem." In November 1999, the Company granted the first license to its technology and in March another license to the manufacture and distribution in China of its "web-modem".

     The fifth objective has been met through the acquisition of a minority interest in an integrated circuit design services company, Silicon Resources, Inc.

     The sixth objective has been met, in part, with the incorporation of Finance.com and the acquisition of a financial service provider, Master Financial Group, Inc., and a contract with an independent company to provide e-commerce development services for the company, its subsidiaries, and other third parties.

     The seventh objective is being met with the development of a prototype of a CyberServer by Concur Systems Technologies, LLC., which is expected to be completed within 30 to 60 days of the date of this document.

     The eighth objective is being met with the development of a prototype of the Motor Controller by an independent third party.

     The ninth objective is being met with the development of a prototype for the iCradle and Home Controller by Concur Systems Technologies, LLC.

     The tenth objective has been met with the acquisition of Master Financial Group, Inc., an Internet Financial Service Provider.

     The eleventh objective has been met. The Company has entered into a joint venture with Corporate Finance Company, an affiliate, for the development of joint ventures with Chinese companies for the manufacturing and distribution of the Company's products in China and the development of e-commerce sites in China. Corporate Finance Company has acquired an 80% ownership interest in a Chinese company that is developing a reverse auction web-site.

     In order to met the twelfth objective the Company, in light of current market conditions, is studying its alternatives to secure a private placement or secondary public offering.

     The management, in addition to completing the remaining twelve listed objectives, has decided to, with in the next quarter, revisit the process of assessing and evaluating the strengths and weaknesses of its organizational structure, technology, products, management, consultants, and outside vendors and re-evaluate its objectives and financial and organizational structure.

     The Company believes that the continued implementation of its general plan of operation, for the next twelve months, requires few additional personnel, if any, for the development and up grading of the Company's various products. The Company, because of limited personnel and financial resources. will continue to engage one or more independent third party organizations to provide the quality and number of personnel and services required for the development of the CyberServer, other products and to upgrade its other developed products. The development and upgrading services provided by other organizations will be supervised and directed by Mr. Kaliher. In addition, the Company will also seek strategic relationships with independent third party organizations to participate in the development and upgrading services. The Company, with limited financial resources, is seeking third party service providers willing to invest in the Company. The investment in services would be exchanged for shares of the Company's common stock and/or other non-cash consideration. Other non cash consideration could include licenses to use or sell the Company's intellectual property. Any shares issued in exchange for services will be pursuant to Section 4(2) of the Securities Act of 1933, as amended, and will be subject to Rule 144.

RISKS

     The factors, which follow, make the Company's Plan of Operation for the next twelve months risky.

Access to Wafer Production Technology

     The Company, to produce and sell its integrated circuits, is dependent upon developing a relationship with a semiconductor foundry or fabricator. At this time, the Company has no source of production for its own products. The Samsung fax modem/controller chips, currently sold by the Company are produced
by Samsung, are an exception.   To produce its own developed products, the
Company will require significant funds to initialized production once a relationship with a fabricator is established. There is no guaranty, the Company can obtain sufficient funds, or even develop a relationship with a fabricator.

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

Dependence on Key Personnel

     The value of the Company lies in the experience of Mr. Kaliher and its developed technology and products. Mr. Kaliher in the early 1980's was the general manager of Rockwell International's modem division (This division has been spun off and its new name is "Conexant").

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

Lack of Revenues

     The Company has no revenues from the sale of integrated circuits or other products. No assurance can be given that the Company can earn revenues or obtain sufficient funds to sustain its planned operations beyond the current minimal level for the next twelve months.

Lack of Funds

     The Company, in order to effectively market its integrated circuits and other products, will require significant cash to cover specific marketing costs, costs of prototypes and technical and specific design services to be done for potential customers. No assurance can be given that the Company can obtain sufficient funds to enable it to conduct an adequate marketing and sales program.

PLAN OF OPERATION

     The Company's business and operational plan, based on the described objectives, for the next twelve months are directed toward assessing and evaluating the strengths and weaknesses of its organizational structure, technology, products underdevelopment, management, consultants, and outside vendors and re-evaluate its objectives and financial and organizational structure for developing revenues and a foundation for growth in the short and long term.

Operations

     The Company is currently operating and believes it will be able to continue to operate with its available funds. The current burn rate for the company is approximately $8,000 to $10,000 per month. These funds have been supplied to the Company from the exercise of its Class A and B Warrants. The Company is now and will continue to limit its expenses and not incur debt, unless additional funds are available. The Company's expenses are limited to phone bills, limited travel, office supplies, accounting services, repairs and maintenance, outside services including consulting fees and other small but ordinary business expenses.

     The Company believes that it can continue operating over the next twelve months. It can do so by continuing the current level of expenditure and not increasing the expenditure of cash without having the cash on hand.

Internet Technology Division

     The Company during the next twelve months, at this level of expenditure, will be able to (1) continue marketing the facsimile modem and facsimile controller integrated circuits through its network of independent sales representatives, as described herein; (2) develop prototypes for the CyberServer, iCradle, Home Controller and Motor Controller;(3) negotiate agreements with independent parties to develop new products using the Companies technology; (4) seek additional products manufactured by others that can be sold by the Company's sales network; (5)seek private Placements with accredited investors; and (6) identify and negotiate with a Chinese company for the manufacture and distribution of one or more of the Company's products in China and Asia.

     The Company may not be able to start or complete the scheduled development of the CyberCommunicator or achieve other objectives if it cannot obtain sufficient funds for such activities.

     If the Company does not receive sufficient funds and is not able to obtain design and development services for non-cash consideration early enough, the Company may not reach its objective to commence the development of its CyberServer as an integrated circuit.

Internet Division

     The Company during the next twelve months, at this level of expenditure, will be able to (1) setup its financial services and E-Commerce web-sites, (2) setup and establish the organizational structure for being an internet service provider, (3) identify and negotiate for third party content providers, (4) seek third parties to perform design and development services in exchange for cash or non-cash consideration, (5) seek to acquire or enter strategic relationships with service providers with non-cash consideration, and (6) seek private placements with accredited investors. Non-cash consideration includes, but is not limited to, an exchange of the Company's common stock.

      If the Company does not receive sufficient funds and is not able to obtain design and development services for non-cash consideration, the Company may not reach its objectives within the next twelve months.

Capital Structure

     Management believes that its present capital structure is sufficient to provide the funds necessary to carry out the operational plan. Raising funds from new offerings will not be necessary for the next 12 months but will be required for the subsequent period. In order to raise those funds the Company is evaluating its capital structure and the capital structure of its subsidiaries and affiliates.

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

Availability of Products

     The Company is now marketing the facsimile modem and facsimile controller integrated circuits. The Cyberserver, iCradle, Home Controller and Motor Controller are expected to be ready to market by the end of September. The CyberCommunicator will not be available until after the next 12 months.

     The Company is seeking products manufactured by others that it can market through its established independent sales network.

Employees

     The Company does expect to add additional management personnel to the Company and to retain independent third parties to perform design and development and other services for the Company during the next 12 months. The number of independent parties will depend on (1) the funds on hand and (2) the sales of the facsimile modems and facsimile controller integrated circuits. The number of new personnel and independent consultants' engaged depends on the above factors and the Company's ability to negotiate the exchange of non-cash consideration for their services. The number of independent contractors currently used by the Company is nine. The number of employees and/or consultants to be hired within the next 12 months could range from two to four.

INTERNET DEVICES

Thin Internet Servers

     The operational plan provides for the Company to develop and sell a series of products in the thin Internet server market. These products will be developed in three stages. The Company plans to complete development and commence selling the first stage thin Internet servers within the next 12 months; however, the company has not developed any products for sale as of this date.

     The first products will be thin Internet servers designed and built by the Company and Concur Systems Technology LLC. Management estimates that it will cost approximately $100,000 to develop this product over the next six to ten months. This product will be distributed through the Company's current network of independent representatives that are currently selling the fax modem chips and others who are to be identified.

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

YEAR 2000 ISSUES

     The Company has completed the Year 2000 assessment and has experienced no interuptions or problems.

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

      Exhibit 27   Financial Data Schedule

 (b) Reports on Form 8-K

     NONE









                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, there unto duly authorized.

Tensleep.com, Inc.
    (Registrant)

  Signature                   Title                         Date

/S/   Ronald S. Tucker        President, CEO and CFO        May 14, 2000
Ronald S. Tucker