Form 10QSB
period 2000-06-30
TENSLEEP TECHNOLOGIES INC
filed 2000-08-18
CIK 1006024

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON D. C.  20549


                             FORM 10-QSB



(MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.


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


     The number of shares outstanding of issuer's only class of Common Stock, no par, $0.01 stated value, was 8,558,266 on June 30, 2000.

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

     Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . .

     Item 4.  Submission of Matters to Vote of Security-Holders  . . .

     Item 5.  Other Information  . . . . . . . . . . . . . . . . . . .

     Item 6.  Exhibits and Reports on Form 8 - K . . . . . . . . . . .


                   PART I.    FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



Introduction


     The consolidated financial statements have been prepared by Tensleep.com, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading when read with the Company's audited financial statements for the years ended September 30, 1999 and 1998. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair statement of the results from the periods presented.



                         TENSLEEP.COM, INC.
                    (A Development Stage Company)


                     CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and 1999
                             (Unaudited)


                                ASSETS

                                                    2000             1999
                                                ------------     -----------
     CURRENT ASSETS:

        Cash                                    $    539,693     $        25
       Accounts Receivable                           124,965          77,850
        Prepaid Expenses (See note 16)               312,395          15,000
        Investment in Pooled Account,
           (See note 1)                                                6,033
        Tradeable Securities (See note 1)             10,752
        Note                                          30,000
                                                ------------     -----------
               Total Current Assets                1,017,805          98,908
                                                ------------     -----------
     PROPERTY AND EQUIPMENT:

          Machines & Equipment                       121,878         102,014
          Software                                   172,371         172,371
                                                ------------     -----------
                                                     294,249         274,385
          Less accumulated Depreciation
             and amortization                        206,819         114,330
                                                ------------     -----------
               Net Property & Equipment               87,430         160,055
                                                ------------     -----------

     OTHER ASSETS:

          Investment in AFC (See note 9)           1,400,000               -
          Investment in CFC (See note 2 & 9)       1,718,667         398,000
          Investment in Silicon Resources
                            (See note 12)          1,103,800               -
          Note Receivable                                  -          60,000
          Investment in Tensleep Appliances           53,899               -
          Technology License                          18,790               -
          Investment in Restricted Shares             65,000               -
          Investment in Shanghai Company             112,000               -
          Goodwill from Consolidation              1,626,898               -
                                                ------------     -----------
               Total Other Assets                  6,099,054         458,000
                                                ------------     -----------

     TOTAL ASSETS                               $  7,204,289     $   716,963
                                                ============     ===========





                 LIABILITIES AND STOCKHOLDERS' EQUITY



     CURRENT LIABILITIES:

          Accounts Payable                      $     16,739     $       250
          Loan Payable (See Note 4)                    2,291          14,442
                                                ------------     -----------
               Total Current Liabilities              19,030          14,692
                                                ------------     -----------

     TOTAL LIABILITIES;                               19,030          14,692
                                                ------------     -----------




     STOCKHOLDERS' EQUITY:

          Preferred stock, no stated value,
               10,000,000 shares authorized, no
               shares issued and outstanding               -               -

          Common stock, $0.01 stated value,
               50,000,000 shares authorized,
               8,558,266 and 6,691,016 shares
               issued and outstanding at June
               30, 2000 and 1999, respectively        85,583          66,950

          Notes Receivable for common stock
               (See note 17)                               -       ( 610,200)
          Unrealized (Gain) Loss                      (9,082)
          Additional paid-in capital               8,347,415       3,084,466
          Net Loss (Deficit accumulated during
               the development stage)           (  1,238,657)     (1,838,946)
                                               -------------     -----------

     TOTAL STOCKHOLDERS' EQUITY                    7,185,259         702,271
                                               -------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                           $  7,204,289     $   716,963
                                               =============     ===========



The accompanying notes are an integral part of these statements.






                                       TENSLEEP.COM, INC.
                                (A Development Stage Company)


                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (Unaudited)

                                          For the Three      For the Three
                                          Months Ended       Months Ended
                                          June 30, 2000      June 30, 1999
                                          -----------------  --------------
     REVENUES:
        Design Fees                       $          21,000  $            -
        Financial Service Fees                      184,113               -
        Lease Income (See note 12)                        -          28,950
        Other Income                                  1,653             362
        Royalty Income (See note   )                 14,566               -
        Sale of Securities                           26,630               -
                                          -----------------   -------------
               Total Revenues                       247,962          29,312

     COST OF GOODS SOLD:
        Cost of Securities Sold                      28,793               -
                                          -----------------   -------------
         Total COGS                                  28,793               -
                                          -----------------   -------------
     GROSS PROFIT                                   219,169          29,312

     OPERATING EXPENSES:
        Operating Expenses                          203,024          44,829
                                          -----------------   -------------

     NET INCOME (LOSS)                    $          16,145   ($     15,517)
                                          =================   =============

     EARNINGS (LOSS) PER COMMON
        SHARE (See Note 14)               $            .002   ($        .02)
                                          =================   =============

















The accompanying notes are an integral part of these statements.



                                       TENSLEEP.COM, INC.
                                (A Development Stage Company)


                             CONSOLIDATED STATEMENT OF OPERATIONS
                                          (Unaudited)

                                                                          For the period
                                                                          From Inception
                                     For the Six        For the Six     (October 23, 1997)
                                     Months Ended       Months Ended         through
                                     June 30, 1999      June 30, 2000     June 30, 2000
                                     -----------------  --------------   -----------------
     REVENUES:
        License Fees (See note   )   $         950,000  $            -            950,000
        Lease Income (See note 12)                   -          86,850            121,150
        Other Income                             3,233          14,847             21,050
        Royalty Income (See note   )            86,886               -             86,886
        Financial Service Fees                 324,586               -            324,586
        Sale of Securities                      26,631               -             26,631
        Design Fees                             21,000               -             21,000
                                     -----------------   -------------   -----------------
               Total Revenues                1,412,336         101,697          1,551,303

     COST OF GOODS SOLD:
        Cost of Securities Sold                 28,793               -             28,793
                                     -----------------   -------------   -----------------
         Total COGS                             28,793               -             28,793
                                     -----------------   -------------   -----------------
     GROSS PROFIT                            1,383,543               -          1,522,510

     OPERATING EXPENSES:

        Operating Expenses                     630,905         159,713          2,754,957
                                     -----------------   -------------   -----------------

     NET INCOME (LOSS OR DEFICIT
        ACCUMULATED DURING THE
        DEVELOPMENT STAGE)           $         752,638   ($     58,016)  ($     1,232,447)
                                     =================   =============   =================

     EARNINGS (LOSS) PER COMMON
        SHARE (See Note 14)          $            .098   ($       .087)  ($          .171)
                                     =================   =============   =================




The accompanying notes are an integral part of these statements.



                         TENSLEEP.COM, INC.
                    (A Development Stage Company)


                              (Unaudited)

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the period from Inception (October 23, 1997) through December 31, 1999

                                                                            Deficit
                                                                            Accumulated
                                                                Additional  during the
              See           Number of                 Common    Paid-In     Development
              Note Date     Shares      Consideration Stock     Capital     Stage        Total
              ---- -------- ---------   ------------- --------  ----------  ------------ ----------
Stock issued  5A   11/10/97 4,500,000   Non-cash      $ 45,000  $       -   $         -  $     45,000
Stock issued  5B   11/10/97 1,000,000   Non-cash        10,000    190,000             -       200,000
Stock issued  5C   12/23/97   500,000   Non-cash         5,000    245,000             -       250,000
Exercise A    5D   4/1/98         400   Non-cash             4        156             -           160
Exercise A    5D   4/1/98         400   Non-cash             4        156             -           160
Exercise A    5D   5/27/98      2,000   Non-cash            20        780             -           800
Exercise A    5E   6/2/98         200   Cash                 2         78             -            80
Exercise A    5D   6/17/98         16   Non-Cash             -         16             -            16
Exercise A    5F   6/23/98    100,000   Non-Cash         1,000     99,000             -       100,000
Net Loss for
the period
from October
23, 1997 to
September 30,
1998)                                                                        (1,780,930)   (1,780,930)
                            ---------                 --------   ----------  -----------   -------------
Balance,                    6,103,016                   $61,030  $ 535,186   $(1,780,930)  $(1,184,714)
September 30,1998

Stock issued  5G   12/15/98    35,000   Cash/Note           350    174,650             -       175,000
Stock issued  5H   12/15/98     8,000   Non-Cash             80     39,920             -        40,000
Stock issued  5I   12/15/98   300,000   Non-Cash          3,000  1,497,000             -     1,500,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960             -        20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960             -        20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960             -        20,000
Stock issued  5H   12/15/98     4,000   Non-Cash             40     19,960             -        20,000
Stock issued  5J   12/15/98     4,000   Non-Cash             40     19,960             -        20,000
Stock issued  5K   12/15/98   137,000   Note              1,370    683,630             -       685,000
Exercise A    5K   12/15/98    88,000   Note                880     34,320             -        35,200
Exercise B    5L   03/31/99     4,000   Non-Cash             40     19,960             -        20,000
Exercise A,B  5M   09/13/99   350,000   Non-Cash          3,500    496,500             -       500,000
Net Loss                            -                         -          -      (210,365)     (210,365)
for 1999
                            ---------                 --------  ----------   ------------  -------------
Balance,                    7,045,016                 $ 70,450  $3,580,966   $(1,991,295)  $  1,660,121
September 30,
1999

Exercise B    5N   10/11/99    15,000   Non-Cash           150      74,850             -        75,000
Exercise A    5O   10/26/99    20,000   Non-Cash           200      19,800             -        20,000
Exercise A    5P   10/29/99    35,000   Non-Cash           350      27,650             -        28,000
Exercise A    5Q   11/01/99     5,000   Cash                50       3,950             -         4,000
Exercise A    5R   11/03/99     1,000   Cash                10         790             -           800
Exercise A    5S   11/03/99     1,000   Cash                10         790             -           800
Exercise A    5T   12/07/99    10,000   Non-Cash           100       7,900             -         8,000
Exercise A    5U   12/06/99    13,000   Non-Cash           130      12,870             -        13,000
Exercise A    SV   12/07/99    50,000   Non-Cash           500      49,500             -        50,000
Stock Issued  5W   12/08/99    60,000   Non-Cash           600      59,400             -        60,000
Exercise A    5X   12/10/99    20,000   Cash               200      35,283             -        35,483
Exercise B    5Y   12/13/99    25,000   Non-Cash           250     122,250             -       122,500
Exercise A &  5Z   12/30/99   300,000   Non-Cash         3,000     597,000             -       600,000
Stock Issued
Exercise B    5AA  12/30/99    50,000   Non-Cash           500     249,500             -       250,000
Exercise A    5AB  12/30/99   253,960   Non-Cash         2,540     197,460             -       200,000
Exercise A    5AC  12/30/99   100,000   Non-Cash         1,000      79,000             -        80,000
Stock
 Canceled     5AD  12/30/99 1,000,000   Non-Cash      ( 10,000)     10,000             -             0
Stock Issued  5AE   2/24/00   340,000   Non-Cash         3,400      30,600             -        34,000
Stock Issued  5AF   3/07/00   100,000   Cash             1,000     449,000             -       450,000
Stock Issued  5AG   4/22/00   400,000   Non-Cash         4,000     996,000             -     1,000,000
Stock Issued  5AH   4/22/00   700,000   Non-Cash         7,000   1,743,000             -     1,750,000
Stock Issued  5AI   6/15/00     4,290   Stock Div.          43         (43)            -             -
Stock Issued  5AJ   6/07/00    10,000   Non-Cash           100        (100)            -             -

Net Income
for 9 months
6/30/2000                           -                        -           -       752,638       752,638
                            ---------                 --------  ----------   ------------  ------------
Balance,
6/30/2000                   8,558,266                 $ 85,583  $8,347,416   $(1,238,657)  $ 7,185,259
                            =========                 ========  ==========   ============  ===========




     The accompanying notes are an integral part of these statements.



                           TENSLEEP.COM, INC.
                    (A Development Stage Company)

                CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)

                                                                                For the period
                                                                                 from Inception
                                                                               (October 23,1997)
                                                For the Nine Months Ended           through
                                                June 30,          June 30,         June 30,
                                                 2000               1999             2000
                                           -----------------   --------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss) (Deficit
     accumulated during
     the development stage)                $     752,638        ($    74,974)   $  (1,232,447)

    Adjustments to reconcile net loss to
     net cash used in operations:
     Depreciation and amortization                69,626               68.598        206,819
     Expenses incurred in exchange for           211,907               40,000        464,542
        common stock
     Income earned in exchange for stock         (65,000)                   -       ( 65,000)
     Income earned in exchange for
        Investment in Silicon Res               (750,000)                   -       (750,000)
     Non cash expense for Investment
        In Silicon Res                          (103,800)                   -       (103,800)
     Non cash expense for accrued                      -                2,800        120,000
        consulting fees
     Non cash expense for purchase of                  -                    -      1,327,062
        technology, products, goodwill,
        and cancellation of royalties
     Non cash exchange for equip Master           18,100                    -         18,100
     Payment collected on note receivable         60,000                    -         60,000
    (Increase) decrease in assets
     Accounts Receivable                        ( 21,165)                   -      ( 124,965)
     Note Receivable                             (30,000)                   -      (  30,000)
     Prepaid expenses                            197,605                    -        197,505
    Increase (decrease) in liabilities
     Accounts payable                             12,471                    -         16,739
     Accrued Consulting Fees                    (140,000)                   -              -
     Accrued Equipment rental                          -              (77,850)             -
                                           --------------      --------------   --------------
    Net cash provided (used)
        by operating Activities                  212,382              (41,426)       104,555
                                           --------------      --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Tensleep Appl                 ( 53,899)                  -         (53,899)
    Investment in CFC                           ( 50,000)                  -         (50,000)
    Investment in Shanghai Co                   (112,000)                  -        (112,000)
    Investment in Tradeable Securities          ( 19,835)                  -         (10,752)
    Purchase of Technology License              ( 18,790)                  -         (18,790)
    Purchase of property and equipment          (  1,765)           (     91)         (3,202)
                                           --------------      --------------   --------------
    Net cash provided (used)
         by investing activities                (256,289)           (     91)       (248,643)
                                           --------------      --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from CFC                          (12,568)                   -         17,578
    Proceeds from Pooled Investment Acct                -              16,660         45,000
    Proceeds from sale of stock                   596,103              25,000        621,103
    Proceeds from Exercise of warrants                  -                   -             80
                                           --------------       -------------   --------------
     Net cash provided by financing               583,535              41,600        683,781
        activities
                                           --------------       -------------   --------------
NET INCREASE (DECREASE) IN CASH                   539,628                 143        539,693

CASH, beginning of period                              65                 382              -
                                           --------------       -------------   --------------
CASH, end of year                          $      539,693       $         525      $ 539,693
                                           ==============       =============   ==============

The accompanying notes are an integral part of these statements.


                           TENSLEEP.COM, INC.
                    (A Development Stage Company)


                CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)


                                                For the Three Months Ended
                                                June 30,           June 30,
                                                  2000               1999
                                           -----------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                      $      16,145        $    (28,831)

    Adjustments to reconcile net loss to
     net cash used in operations:
     Depreciation and amortization                22,865              22,866
    (Increase) decrease in assets
     Accrued Equipment Rental                          -             (25,950)

     Accounts Receivable                          57,957                   -

     Prepaid expenses                             62,500                   -

    Increase (decrease) in liabilities
     Accounts payable                             15,017                   -
     Accrued consulting fees                           -              18,813

     Deferred Income                             (10,601)
                                           --------------      --------------
    Net cash provided (used)
        by operating Activities                  163,883             (13,102)
                                           --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Investment in Tensleep Appl                         -                  -
    Investment in Marketable Securities          (19,853)                  -
    Investment in CFC                                   -                  -
    Purchase of Technology License               (13,790)                  -
    Purchase of property and equipment           ( 1,765)                  -
    Loan Receivable                              (30,000)                  -
                                           --------------      --------------
    Net cash provided (used)
         by investing activities                 (65,408)                  -
                                           --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from Pooled Investment Acct               -              12,511
    Proceeds from sale of stock                   23,999                   -
                                           --------------       -------------
     Net cash provided by financing               23,999              12.511
        activities
                                           --------------       -------------
NET INCREASE (DECREASE) IN CASH                  122,474                (501)

CASH, beginning of period                        417,219               1,116
                                           --------------       -------------
CASH, end of year                          $     539,693      $          525
                                           ==============       =============


The accompanying notes are an integral part of these statements.


                         TENSLEEP.COM, INC.
               (Formerly Tensleep Technologies, Inc.)
                   (A Development Stage Company)

                            (Unaudited)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 2000 AND
          FOR THE PERIOD FROM INCEPTION (OCTOBER 23, 1997)
                       THROUGH JUNE 30, 2000

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Tensleep.com, Inc. (formerly Tensleep Technologies, Inc. and Tensleep Design, Inc.) (see note 18) (A Colorado Corporation) is a development stage integrated Internet company. (The Company) is developing both a series of Internet Products, ("CyberServers") and Investor and financial service providers on the Internet. The financial service providers have a consumer focus and the Internet Products have a business focus. The Company's business focus is directed toward the business of designing, developing, and marketing Internet Appliances and miniaturizing the systems used in the appliances into integrated circuits with a specific focus on digital signal processors. The business is being conducted through wholly owned subsidiaries and strategic relationships. The Company is located in Austin, Texas.

DEVELOPMENT STAGE COMPANY

     The Company is currently in its development stage, and has not generated income from the marketing and sale of its Internet Appliances. The Company has received revenues through granting of licenses to it technology, royalties from the licensing its technology, and fees for promotional services performed by Master Financial Group, Ltd., which was acquired in April 2000. The Company was incorporated in October 1997, and is currently obtaining funding to proceed with the development and marketing its technologies and products. The Company's success is dependent on obtaining additional funding and the ultimate successful sales of its products. There is no assurance that funding will be obtained or that the Company can continue to operate profitably in the future. Success in also dependent on many other factors, such as management and distribution. Some of these factors may be beyond the Company's control.

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

INCOME TAXES

     The Company has not generated any taxable income and therefore a provision for income taxes is not necessary. Similarly, a provision for deferred taxes is not necessary. The Company has available at September 30, 1999, unused operating loss carry forwards that may be applied against future taxable income and that expire as follows:

          Amount of Unused Operating          Expiration During Year
             Loss Carry forwards               Ended September 30:

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

NOTE 1: INVESTMENT IN POOLED EQUITY ACCOUNT

     The Company owns an interest in a personal brokerage account held by a shareholder. At June 30, 2000 and 1999, the account has a balance of zero and $6,003, respectively. Originally, the Company received a $45,000 interest in the account which was obtained in exchange for 4.5 million shares of common stock, as described in Note 3.

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

     As explained in Note 5Z the Company exchanged 300,000 shares of which 100,000 were exercised from Class B Warrants and 200,000 shares were issued and exchanged for 300,000 shares of Amcor Financial Corp. common stock and were valued at $600,000.

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

      As explained in Note 5AG the Company exchange 400,000 shares of its restricted common stock for 2,000,000 restricted shares of China Net & Technologies, Inc. in a transaction valued at $1,000,000.

     As explained in Note 5AH the Company exchange 600,000 shares of its restricted common and 100,000 shares exercised for 100,000 Class B Warrants in exchange for all the issued and outstanding common stock of Master Financial Group, Inc.

    As explained in Note 5AI the Company issued 4,290 shares of its common stock pursuant to the special 10% stock dividend to qualified investors.

    As explained in Note 5AJ the Company issued 10,000 shares of its restricted common stock to a design engineer as a signing bonus.

NOTE 4: LOAN PAYABLE TO CORPORATE FINANCE COMPANY

     CFC has loaned the Company certain funds to cover operating expenses. As of March 31, 2000 the loan from CFC had been paid off. Ronald S. Tucker, the President of the Company has loaned it $2,300.

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

     Note D - 2840 warrants were exercised. The exercise price of the warrants was $.40 per share and the cash from the exercise of these warrants was received by CFC and was used to reduce the Company's loan payable to CFC. The warrants were exercised by unrelated third parties.

     Note E - 200 warrants were exercised. The exercise price of the warrants was $.40 per share. The cash from these warrants was deposited into the Company's checking account and were exercised by unrelated third parties.

     Note F - In exchange for 100,000 warrants the Company acquired testing equipment, design software, hardware, and intellectual property from LS Squared, Inc. a California corporation, valued at $100,000 and appearing on LS2 books and records at approximately $120,000. The common stock was valued at $100,000, the agreed-upon value of the property received from LS Squared, Inc.

     Note G -  35,000 shares of common stock were sold for $175,000.
               The Company received $25,000 in cash and promissory notes in the amount of $155,000. One of the promissory notes received was for $50,000 and R Tucker & Associates was the payee (see note K)

     Note H - 24,000 shares of common stock were issued for $120,l000 to pay off accrued consulting fees.

     Note I - 300,000 shares of common stock were issued for $1,500,000 to pay off the convertible note, which was issued in exchange for fixed assets of $172,948 and Research & development expenses of $1,327,052 (see note 10).

     Note J - 4,000 shares of common stock were issued for $20,000 in exchange for advertising.

     Note K - 137,000 shares of common stock were issued for $685,000 and 88,000 Class A warrants exercised in exchange for $765,200 promissory note, secured by 200,000 shares of common stock. The $765,200 note includes $50,000 resulting from the cancellation of a $50,000 note previously issued by R Tucker & Associates to an unrelated in an unrelated transaction (see note G).

     Note L - 4,000 Class B Warrants were exercised for $20,000 in exchange for advertising and promotional services for the year ending March 31, 2000.

     Note M - 300,000 Class A Warrants and 50,000 Class B Warrants were exercised for $500,000 in exchange for advertising and promotional services for the years ending September 30, 2000 and 2001.

     Note N - 15,000 Class B warrants were exercised for $75,000 in exchange for promotional services to be performed over six months commencing October 11, 1999 through April 10, 2000.

     Note O - 20,000 Class A warrants were exercised for $20,000 in exchange for consulting services to be performed over three months commencing October 28, 1999 though January 24, 2000.

     Note P - 35,000 Class A warrants were exercised for $28,000 in exchange for designing and consulting services to be performed over six months commencing October 29, 1999 through April 29, 2000.

     Note Q - 5,000 Class A Warrants were exercised for cash at $0.80 per share. The cash from these was deposited into the Company's checking account and exercised by unrelated third parties.

     Note R - 1,000 Class A Warrants were exercised$0.80 per share. The cash from these was deposited into the Company's checking account and exercised by unrelated third parties.

     Note S - 1,000 Class A Warrants were exercised $0.80 per share. The ash from these was deposited into the Company's checking account and exercised by unrelated third parties.

     Note T - 10,000 Class A Warrants were exercised for $8,000 in exchange for consulting services.

     Note U - 13,000 Class A Warrants were exercised for $13,000 in exchange for the cancellation of an indebtedness of the Company.

     Note V - 50,000 Class A Warrants were exercised for $50,000 in exchange for the cancellation of an indebtedness of the Company.

     Note W - 60,000 shares, restricted, were issued in exchange for consulting services to be performed over 30 days and valued for $60,000.

     Note X - 20,000 Class A Warrants were exercised for an aggregate value of $35,200. The cash from these was deposited into the Company's checking account and exercised by unrelated third parties.

     Note Y - 25,000 Class B Warrants were exercised for $122,250 in exchanged for consulting services to be performed over three months.

     Note Z - 100,000 Class A Warrants were exercised and 200,000 shares were issued for $600,000 in exchange for 300,000 shares of Amcor's common stock.

     Note AA - 50,000 Class B Warrants were exercised for $250,000 in exchange A shares of common stock in Silicon Resources, Inc. (see note 12).

     Note AB - 253,960 Class A Warrants were exercised for $200,000 in exchange for 100,000 shares of Amcor Financial Corp.

     Note AC - 100,000 Class A Warrants were exercised for $80,000 for services to be performed over the next year.

     Note AD - 1,000,000 shares of the Company's common stock were contributed to the Company, canceled, and returned to the Company's authorized but unissued shares.

     Note AE - 340,000 shares, restricted, were issued in exchange for services but reimbursed by CFC with CFC common stock, as were the shares issued per note 5N and 5Y.

     Note AF - 100,000 Class B Warrants were exercised for $450,000 in cash.

     Note AG - 400,000 shares of the Company's common stock was exchanged for 2,000,000 shares of the restricted common stock of China Net & Technologies, Inc. (CFC).

     Note AH - 600,000 shares of the Company's common stock and 100,000 shares exchanged for the exercise of 100,000 Class B Warrants were exchanged for all the issued and outstanding common stock of Master Financial Group., Inc.

     Note AI - 4,290 shares were issued to qualified investors pursuant to the special 10% stock dividend.

     Note AJ - 10,000 shares were issued to a chip designer as a signing bonus.

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

NOTE 7: WARRANTS

      As part of its funding activities, the Company has issued warrants
for the purchase of common stock.   Additional warrants may be issued in
the future during additional offerings. As of June 30, 2000, the following warrants were outstanding:

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

NOTE 9: RELATED PARTY TRANSACTIONS

     A director of the Company is also a director and major shareholder of R Tucker & Associates and Corporate Finance Company now Chin Net & Technologies, Inc. Transactions between the Company and these entities above have been described in Notes 2, 3 and 4.

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

          Products
               T2901 Fax Modem
               T1701 Fax Modem
               T3217 Data/Fax Modem
            Total Technology & Products                   1,200,000.00
          Goodwill and cancellation of Royalties            127,052.00
                                                      -----------------
          Total                                        $  1,500,000.00

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
                                                       ============

NOTE 14: EARNINGS PER SHARE

     As of June 30, 2000 and 1999, for three months, the Company had 8,558,266 and 6,691,016 common shares outstanding, respectively, and no preferred shares outstanding. The earnings (loss) per share amount is based on the weighted average number of shares actually outstanding. The number of shares used in the computation for June 30, 2000 and 1999, for nine months, was 7,662,331 and 6,691,016 shares, respectively. The number of shares used in the computation for the period from Inception (October 23, 1997) through June 30, 2000 was 7,204,000.

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

NOTE 18: NAME CHANGE

     In April 1999 of the current year the Board of Directors voted to change the Company's name from Tensleep Design, Inc. to Tensleep Technologies, Inc. After year end, the Board of Directors voted to change the Company's name to Tensleep.com, Inc. The purpose for changing the name was to reflect the focus of the Company in developing Internet technologies and E-Commerce Portal Sites. At the annual meeting of Shareholders held in July 2000 the shareholders proposed and approved a change in the Company's name to "Tensleep Corporation." The Company will be filing its change of name with the Colorado Secretary of State shortly.

NOTE 19: ROYALTY INCOME

     In -modem" in China to Corporate Finance Company, an affiliate. The license was valued at $200,000 and was $100,000 was paid on signing the license agreement and the balance was due when engineering drawings are delivered for manufacturing the product.

NOTE 21: ACQUISITION OF MASTER FINANCIAL

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

NOTE 22: SUBSEQUENT EVENTS

     The shareholders at the annual meeting of shareholders in July 2000 elected five persons to its board of directors and proposed and approve a name change for the Company to "Tensleep Corporation."

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

     The Company, founded as a fab-less semiconductor company in November 1997, has been reorganized into an Integrated Internet Development Stage Company. The Company's Internet Technology Division, Tensleep Technologies, Inc. ("Design"), is focusing on both designing, developing, marketing and selling products used in the Internet infrastructure and providing Internet services and solutions. The E-Commerce Division, Tensleep Finance.com, Inc. ("Finance.com"), is focused to developing and managing E-Commerce services, including Financial Services. The Company currently has no revenues or sales from its Internet products or E-Commerce Divisions, but has revenues from royalties, licensing its technology and investor informational services provided by its wholly owned subsidiary Master Financial Group. Master Financial Group was acquired in April 2000.

     Design is marketing a family of facsimile products, and through an affiliate developing the prototypes for several Internet-based products. The facsimile products are fabricated by Samsung Electronics Co., Ltd. ("Samsung"). The Internet based products (the "CyberServers") are special purpose modular computers or servers. These products include an "icradle," a "home controller," and a "web-modem". The Company is also developing a non Internet product called a "motor controller." The Company has no sales from any of these products.

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

     Finance.com's focus is directed to developing Investor and financial service providers, developing an Internet hub or portal and providing E-Commerce technical development services to others. Financial and Investment services are planned to be provided to small business's and individuals.

     The Company to enhance its business is seeking strategic relationships with companies that design, market and sell consumer Internet and communications products and use products and/or technology similar to the Company's, and are developing Internet service provider businesses.

OBJECTIVES

     The Company's management, since its inception has engaged in a continual process of assessing and evaluating the strengths and weaknesses of its technology, products and management to establish and update its objectives. Based on its assessments and evaluations, management has established the following objectives:

     1. Identify niche markets for the use of its Technology and the sale of its products.

     2. Identify new products and other sources of revenue for business expansion.

     3. Initialize and sustain revenues from the thin Internet server market, fax-modem market, and licensing of Intellectual property.

     4. Develop the Tensleep design center for the design and development of the Company's technology and products into integrated circuits.

     5. Establish the E-Commerce operating division and develop or acquire a Financial Services Provider.

     6. Commence the development of a prototype for the CyberServer product line and begin marketing it to original equipment manufacturers.

     7. Complete the prototypes of the motor control device (the "Motor Controller").

     8. Complete the prototype of a device to transfer digital pictures from a digital camera to a central web-site (the "iCradle").

     9.   Develop a Financial and Investors services web-site.

     10. Develop a joint venture with a Chinese company to manufacture and distribute one or more of the Company's products.

     11. To obtain a commitment for a private placement and/or a secondary public offering.

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

     The second objective has been met by identifying new products using the Company's technology and other sources of revenues. Identified new products include power and motor control devices, Internet devices for the power industry, Internet devices for the transfer of digital pictures to a centralized web site. Other sources of revenue include the licensing of intellectual property, and acquiring or developing e-commerce service providers.

     The third objective has been met in part, in that the Company has engaged three independent representatives and is now marketing its facsimile products, and a web-modem chip in the United States and Japan.
At this date there have been no sales, however, the Company has receive an order for two prototypes of its "web-modem," which are about to be
delivered.   In November 1999, the Company granted the first license to its technology and in March another license to manufacture and distribute its "web-modem" in China.

     The fourth objective has been met through the acquisition of a minority interest in an integrated circuit design services company, Silicon Resources, Inc. and the establishment of the Tensleep design center.

     The fifth objective has been met, in part, with the incorporation of Finance.com and the acquisition of a financial service provider, Master Financial Group, Inc., and a contract with an independent company to provide e-commerce development services for the company, its subsidiaries, and other third parties.

     The sixth objective is being met with the development of prototypes through an affiliated company, which is expected to be completed within 30 to 60 days of the date of this document.

     The seventh objective is being met with the development of a Motor Controller prototype which is being completed by an independent third party.

     The eighth objective is being met with the development of a prototype for the iCradle and Home Controller by Tensleep Appliances, Inc., an affiliate.

     The ninth objective is being met with the acquisition of Master Financial Group, Inc., an Internet Financial Service Provider.

     The tenth objective is being met through China Net & Technologies, Inc. (formerly Corporate Finance Company), an affiliate. China Net is seeking joint ventures with Chinese companies for the manufacturing and distribution of the Company's products in China and the development of e-commerce sites in China. China Net has acquired an 80% ownership interest in a Chinese company that is developing a reverse auction web-site.

     In order to met the eleventh objective the Company, in light of current market conditions, is studying its alternatives to secure a private placement or secondary public offering.

     The Company believes that the continued implementation of its general plan of operation, for the next twelve months, requires few additional personnel, if any, for the development and up grading of the Company's various products. The Company, because of limited personnel and financial resources. will continue to engage one or more independent third party organizations to provide the quality and number of personnel and services required for the development of its Internet products, other products and to upgrade its other developed products. The development and upgrading services provided by other organizations will be supervised and directed by Mr. Kaliher. In addition, the Company will also seek strategic relationships with independent third party organizations to participate in the development and upgrading services. The Company, with limited financial resources, is seeking third party service providers willing to invest in the Company. The investment in services would be exchanged for shares of the Company's common stock and/or other non-cash consideration. Other non cash consideration could include licenses to use or sell the Company's intellectual property. Any shares issued in exchange for services will be pursuant to Section 4(2) of the Securities Act of 1933, as amended, and will be subject to Rule 144.

RISKS

     The factors, which follow, make the Company's Plan of Operation for the next twelve months risky.

ACCESS TO WAFER PRODUCTION TECHNOLOGY

     The Company, to produce and sell its integrated circuits, is dependent upon developing a relationship with a semiconductor foundry or fabricator. At this time, the Company has no source of production for its integrated circuits. The Samsung fax modem/controller chips, currently sold by the
Company are produced by Samsung, are an exception.   To produce its own
integrated circuit products, the Company will require significant funds to initialized production once a relationship with a fabricator is established. There is no guaranty, the Company can obtain sufficient funds, or even develop a relationship with a fabricator.

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

DEPENDENCE ON KEY PERSONNEL

     The value of the Company lies in the experience of Mr. Kaliher, its affiliates and its developed technology and products. Mr. Kaliher in the early 1980's was the general manager of Rockwell International's modem division (This division has been spun off and its new name is "Conexant").

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

LACK OF REVENUES

     The Company has no revenues from the sale of integrated circuits and foresees no revenues from the sale of integrated circuits for more than 12
months in the future.   The Company is not dependent on sales of integrated
circuits to exist, but there is no assurance that the Company can earn revenues or obtain sufficient funds to sustain its planned operations beyond the current minimal level for the next twelve months.

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

PLAN OF OPERATION

     The Company's business and operational plan, based on the described objectives, for the next twelve months are directed toward (1) completing the prototypes of its Internet Products and non Internet product, (2) commence marketing these products, (3) commence manufacturing the products in China, and (4) define the systems, within the products, to be integrated into an integrated circuit.

OPERATIONS

     The Company is currently operating profitably with a $16,145, or $0.002 per share, profit for the three months ending June 30, 2000 and $752,638, or $0.098 per share, for nine months ending on the same date. These results compare to losses of $15,517, or $0.02 per share, and $58,016, or $0.087 per share, for the same periods in the prior year.

     The Company's revenues for the three months ending June 30, 2000 totaled $247,962 with operating expenses of $203,024. The revenues include $21,000 from design fees, $184,113 from financial service fees, $14,566 from royalties, and $1,653 from interest. In addition the Company sold tradeable securities for $26,630, during the same period, which cost $28,793. For the same period in the prior year the Company had lease income of $28,950 and Interest of $362 for a total of $29,312. Its operating expenses for the prior period was $44,829.

     The Company's revenues for the nine months ending June 30, 2000 totaled $1,412,336 with operating expenses of $630,905. The revenues include license fees of $950,000, financial service fees of $324,586, royalties of $86,886, design fees of $21,000, sale of tradeable stock of $26,631, with a cost of $28,793, and interest of $3,233. For the same period in the prior year the Company had lease income of $86,850 and other income of $14,847 for a total of $101,697. Its operating expenses for the prior period was $159,713.

     The Company anticipates that it revenues from design services and financial service fees will increase and be sufficient to continue its operations, but there is no assurance that the Company will be able to generate any revenues from the sale of its Internet products or other hardware within the next twelve months.

     The Company is under strict financial controls and will continue to limit its expenses and not incur debt.

     The Company believes that it can continue operating over the next twelve months by continuing the current level of expenditure and not increasing the expenditure of cash without having the cash on hand.

INTERNET TECHNOLOGY DIVISION

     The Company during the next twelve months, at this level of expenditure, will be able to (1) continue marketing the facsimile modem and facsimile controller integrated circuits through its network of independent sales representatives, as described herein; (2) develop CyberServer prototypes for the iCradle, Home Controller and "web-modem," (3) complete the development of the Motor Controller; (4) negotiate agreements with independent parties to develop new products using the Companies technology;
(5) seek additional products manufactured by others that can be sold by the Company's sales network; (5)seek private Placements with accredited investors; and (6) identify and negotiate the manufacture and distribution of one or more of the Company's products in China and Asia.

INTERNET DIVISION

     The Company during the next twelve months, at this level of expenditure, will be able to (1) setup one or more of its financial services and E-Commerce web-sites, (2) setup and establish the organizational structure for becoming an internet service provider, (3) identify and negotiate for third party content providers, (4) seek third parties to perform design and development services in exchange for cash or non-cash consideration, (5) seek to acquire or enter strategic relationships with service providers with non-cash consideration, and (6) seek private placements with accredited investors. Non-cash consideration includes, but is not limited to, an exchange of the Company's common stock.

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

RESEARCH AND DEVELOPMENT

     The Company within the next twelve months plans to complete the prototypes for its CyberServer products and non CyberServer products and commence the conversion of the systems contained in the prototypes into an integrated circuit. The Company is formulating plans and seeking personal to market and sell its CyberServer products.

PURCHASE AND SALE OF EQUIPMENT

     The Company does not expect to purchase or sale equipment during the next 12 months.

AVAILABILITY OF PRODUCTS

     The Company is now marketing the facsimile modem and facsimile controller integrated circuits. The CyberServer products, the iCradle, Home Controller, web-modem, and other products are expected to be ready to market by the end of the year.

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

    Currently the Company has three full time officers, two engineering and design consultants and affiliates of the Company employ five to eight employees.

INTERNET DEVICES

THIN INTERNET SERVERS

     The operational plan provides for the Company to develop and sell a series of products (the CyberServers) in the thin Internet server market. These products will be developed in three stages. The Company plans to complete development and commence selling the first stage thin Internet servers within the next 6 months; however, the company has not completed prototyping these products as of this date.

     The first products will be thin Internet servers designed and built by the Company and an affiliate company, Tensleep Appliances, Inc. Management estimates that it will cost approximately $100,000 to protobype these products over the next six to ten months. These products will be distributed through the Company's current network of independent representatives that are currently selling the fax modem chips and others who are to be identified in China and Europe.

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

YEAR 2000 ISSUES

     The Company has completed the Year 2000 assessment and has experienced no interruptions or problems.

CREDIT FACILITY

     The management does not have a credit facility.




                              PART II
                         OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

     The Company has been name as a co-defendant in a case filed in the Superior Court of the State of California County of Riverside, Indio Judicial District, case No. INC 018584. The case relates to a transaction in which the Company was not a participant and legal counsel believes the suit against it is without merit. Management believes that the suit will have no material effect on the business activities or financial performance of the Company.

ITEM 2.  CHANGE IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting shareholders held in July 2000, the shareholders proposed and approved a name change for the Company. The shareholders approved the name "Tensleep Corporation." The Company is currently in the process of filing the appropriate documents to effect the name change.

ITEM 5.  OTHER INFORMATION

     Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K.

 (A)  EXHIBITS.

          Exhibit 27   Financial Data Schedule

 (B) REPORTS ON FORM 8-K

     NONE

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, there unto duly authorized.

Tensleep.com, Inc.
    (Registrant)

  Signature                        Title                              Date

/S/   Ronald S. Tucker        President, CEO and CFO        August 17, 2000
Ronald S. Tucker