Form 10KSB
period 2000-09-30
TENSLEEP CORP
filed 2001-01-17
CIK 1006024

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C.  20549

                             FORM 10-KSB


 (MARK ONE)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000.


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________TO _________________



                 Commission Fine Number   0 - 30164



                        TENSLEEP CORPORATION
                    (formerly TENSLEEP.COM, INC.)
           (Name of Small Business Issuer in its charter)


          COLORADO                                       33-0789960
 (state or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

             86025 52nd Avenue, Coachella, CA 92236-2701
         (Address of Principal Executive offices, Zip Code)

                           (888) 443-2656
          (Issuer's Telephone Number, including area code)

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $1,537,044.

     Based on the average of bid and asked prices on November 30, 2000, the aggregate market value of common stock held by non-affiliates (4,567,508) of the registrant on November 30, 2000 was approximately $1,628,316.

     The number of shares outstanding of issuer's only class of Common Stock, no par value, was 12,032,023 on November 30, 2000.

                               INDEX

PART I.

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . .

     GENERAL . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     PATENTS AND PROPRIETARY RIGHTS. . . . . . . . . . . . . . . . .
     MARKETS AND PRODUCTS. . . . . . . . . . . . . . . . . . . . . .
     PRODUCT - FAST RESPONSE MODEM/CONTROLLER. . . . . . . . . . . .
     MARKET - INFORMATION APPLIANCES . . . . . . . . . . . . . . . .
     PRODUCT - iMODULE . . . . . . . . . . . . . . . . . . . . . . .
     PRODUCT - iCAMERA CRADLE. . . . . . . . . . . . . . . . . . . .
     PRODUCT - iCONTROLLER . . . . . . . . . . . . . . . . . . . . .
     PRODUCT - VF - DRIVE . . . . . . . . . . . . . . . . . . . . .
     SALES AND DISTRIBUTION. . . . . . . . . . . . . . . . . . . . .
     COMPETITION . . . . . . . . . . . . . . . . . . . . . . . . . .
     RAW MATERIALS . . . . . . . . . . . . . . . . . . . . . . . . .
     RESEARCH AND DEVELOPMENT. . . . . . . . . . . . . . . . . . . .
     EMPLOYEES . . . . . . . . . . . . . . . . . . . . . . . . . . .
     ENVIRONMENTAL COMPLIANCE. . . . . . . . . . . . . . . . . . . .
     GOVERNMENTAL REGULATION . . . . . . . . . . . . . . . . . . . .
     INVESTMENT POLICIES . . . . . . . . . . . . . . . . . . . . . .

ITEM 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . .

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS. . . .

PART 2.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..

ITEM 6.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     OVERVIEW. . . . . . . . . . . . . . . . . . . . . . . . . . . .
     RISKS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . . . . .
          Operations . . . . . . . . . . . . . . . . . . . . . . . .
          Research and Development . . . . . . . . . . . . . . . . .
          Purchase and Sale of Equipment . . . . . . . . . . . . . .
          Employees. . . . . . . . . . . . . . . . . . . . . . . . .
     STRATEGIC RELATIONSHIPS AND NEW TECHNOLOGY. . . . . . . . . . .
     YEAR 2000 ISSUES. . . . . . . . . . . . . . . . . . . . . . . .
     CREDIT FACILITY . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . .

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.. . . . . . . . . . . . . . . . . . .

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . .

     DIRECTORS AND EXECUTIVE OFFICERS. . . . . . . . . . . . . . . .
     COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES. . . . . .

ITEM 10.  EXECUTIVE COMPENSATION.. . . . . . . . . . . . . . . . . .

     SUMMARY COMPENSATION TABLE. . . . . . . . . . . . . . . . . . .
     QUALIFIED AND NON QUALIFIED STOCK OPTIONS . . . . . . . . . . .
     EMPLOYMENT AGREEMENT. . . . . . . . . . . . . . . . . . . . . .
     SALES COMMISSIONS . . . . . . . . . . . . . . . . . . . . . . .

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . .

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .


                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     The Company is an Integrated Internet Company based in Austin, Texas. The Company was founded in October 1997, in the State of Colorado, under the name Tensleep Design, Inc. The company's name was changed In April 1999 to Tensleep Technologies, Inc, in November 1999 to Tensleep.com, Inc., and in August 2000 to Tensleep Corporation (the "Company").

     The Company is an integrated Internet company that acquires and licenses technology; identifies, acquires, and develops development-stage technology and service companies; and focuses on the Internet infrastructure market-PC, application-ready devices which simplify the operation, improve the reliability, and lower the cost of computing over public and local networks. The first-generation products-contained units or modules that connect the primary device or system to the Internet without the use of a PC-on-a-chip appliance solution.

     Tensleep Technologies, a wholly owned subsidiary, is chartered with continuing to focus on Tensleep's original business and bringing-to-market penetration of the Internet appliances and developed integrated systems through strategic relationships, joint ventures, and international marketing alliances.

     Appliance Partners, an affiliate, is dedicated to developing the hardware and software required to develope Information Appliances and to educating customers and bundling and marketing appliance solutions to corporate and individual consumers. In addition to designing and developing IA's and the software to drive them, Appliance Partners is establishing relationships with leading manufacturers of IA consumer electronics, IA distributors and marketing organizations to bring IA solutions to buyers through its market focused eCommerce portal. The company believes that this focus will result in solutions tailored to the requirements of individual countries and markets.

     China Net, an affiliate, is a high-technology and Internet-related company that specializes in developing strategic relationships with emerging-growth, high-technology companies in China.

     Silicon Resources, an affiliate, is a chip design consulting firm that specializes in designing special features in micro-computer chips.


Internet Integration Group

     The goal of the Internet Integration Group-commerce and e-tailing programs; commission-based revenue from strategic commercial partnerships, news and sales opportunities, banner advertising, and profit-sharing arrangements. As a result, Whisk will provide Tensleep with another source of revenue.

     The Company in November formed and organized Tensleep Europe, Inc., and plans to place its acquired interest in Whisk in this company. The Company's purpose is to develop Tensleep Europe through the acquisition of European companies and exportation of the Compan's technology.

Financial Services Group

     The goal of the Financial Services Group Master Financial Group (Master Financial) in April
2000, as a wholly owned subsidiary, provided Tensleep with a strong revenue source with profits during Tensleep's last fiscal year. Master Financial provides financial services to small public growth companies.

     Besides being responsible for developing an investor's financial informational web site for Tensleep at www.otcbbworld.com, Master Financial publishes www.analystgroup.com and provides comprehensive services to help small high-tech businesses grow.

     Amcor, an affiliate, is a specialty finance company providing merchant banking services in the form of real estate financing and financing of emerging growth companies.

PATENTS AND PROPRIETARY RIGHTS.

     The Company seeks to protect and maintain its intellectual property, including its trade secrets and technical knowledge. The Company, when appropriate, plans to file patent applications for key designs, innovations and inventions that it believes are most relevant to its product line and most valuable as cost and technological advantages. The Company prevents the loss of valuable proprietary information, such as trade secrets and technical knowledge, through non disclosure agreements and the strict enforcement of its license agreements.

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

MARKETS AND PRODUCTS

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

MARKET - INFORMATION APPLIANCES

     Dataquest, an independent and unrelated computer market information publisher, estimates that the information appliance or thin server market will exceed $17 billion by 2002 and represent an estimated 13.5 million units sold annually. The thin server market has seven segments that include the following: Enterprise, Departmental, Workgroup, Industrial, Small office, Device, and Consumer/Home. A Merrill Lynch research report projects that Internet appliances will exceed the personal computer in sales and revenues by 2005. Merrill Lynch says that the next wave of demand will be for information and real-time data access and the next product categories will be appliances. Information Appliances have been defined as specialized, single, or limited function devices that are inexpensive and intuitive.

     Information Appliances can generally be placed into two main categories: client appliances and server appliances. Client appliances allow people to view information from a public network. These include devices like handheld Palm or Pocket PCs, other PDAs, smart phones, Internet tablets, and Internet terminals. Appliance servers host information on the network.

     The growing market penetration of mobile appliance clients combined with the future impact of new wireless communication standards will lead to the exponential rise in market demand for appliances. In short, the trend and momentum behind the appliance market is increasing as both wireless connectivity and the Internet grow. Furthermore as the number of appliance clients increases the demand for content, and the number of appliance servers will need to grow to meet market demand.

PRODUCT - iMODULE (WEB-MODEM)

     The Company's first Information Appliance is an Internet modem/controller (the "Web-Modem") module ("iModule"). The iModule is a modular unit providing an addressable website for an attached appliance or collection of appliances. The iModule allows the appliance(s) to be monitored and controlled remotely using standard Internet and website protocols. It constructs a web page from data received (or solicited) from the attached appliance(s) and makes this data available to remote browsers that have approved access capability. It also accepts commands from the remote browser, reformats the commands and presents them to the appliance. Pre-determined aspects of the web page, covering content and format, may be changed over the Internet from remote locations.
The iModule offers connection to the Internet via a number of interfaces and offers multiple connections to the appliance(s) via a variety of interfaces.

     The iModule will be marketed to original equipment manufacturers ("OEMs") for use in the research and development of the OEM's appliances or equipment. Through the use of the iModule, the OEM is able to develop and define specifications for the specific Information Appliance to be embedded and used in its appliances or equipment (the "Customer's IA"). Typical appliances or equipment includes but are not limited to electric meters, vending machines, monitors of traffic, security devices, factory production machinery, etc. Once the OEM developed its specific Information Appliance and decided to include it within its products, the Company will develop, fabricate and supply the Customer's IA to the OEM.

     The Company plans to miniaturize the systems used in the Customer's IA into integrated circuits that combine both the communications and micro-controller functions with the Internet protocol and appliance control/functions. The integrated circuits developed in the second phase will have a digital signal processor, a microprocessor and an analog front end with an associated set of peripherals for connecting to the Ethernet or the Internet.

     The Company has completed the iModule and delivered two units to a Japanese manufacturer as ordered and that company is in the process of developing its Customer IA. The Company has no other sales of the iModule.

PRODUCT - iCAMERA CRADLE

     The Company, through Appliance Partners, is developing an IA to serve as an accessory for digital cameras manufactured by, but not limited to, Kodak, Olympus and Nikon (the "iCamera Cradle"). The iCamera Cradle is a picture server designed to communicate pictures (and audio) from a digital camera directly to the Internet. The iCamera Cradle provides a direct link to the Internet through a network, dial-up or wireless connection. Once connected to the Internet the iCamera Cradle can transfer the images to a personalized online web-site or allow others to view the images directly from the products built in web-server. The product can transfer images through its wireless Bluetooth interface to other Bluetooth-enabled systems such as PCs, PDAs, and printers. The product will also contain a digital photo album capable of storing pictures and allowing users to rename pictures and orgnize them into categories and directories. The built-in web server provides the tools to view, edit, organized and share the images with others over the Internet.

     The Company is continuing to develop the iCamera Cradle, but has no sales as of the date of this document, and does not anticipate a completed prototype until the end of June 2001.

PRODUCT - iCONTROLLER (Home Controller)

     The Company, through Appliance Partners, is developing an IA to serve as a a home portal. The iController is a server, sub-pc computer, that allows the home owner to access and control directly, through the home network, or indirectly, through the Internet, all the smart devises or appliances within his/her home. The iController will provide an inexpensive interface between the Internet and various existing and future home system control units. The intent is to allow the systems and the devices within those systems to be monitored and controlled remotely using standard Internet and website protocols. The Portal has a direct connection to the Internet.

     The iController can be addressed, via the Internet, from any remote computer, desktop, laptop or handheld, or from a competent cellular telephone. It also provides sample web pages that display data about the status and performance of systems and equipment within a house. The web page also provides the vehicle for remotely controlling these same systems and equipment.

     The Company is continuing to develop the iController, but has no sales as of the date of this document, and does not anticipate a completed prototype until the end of 2001.

PRODUCT -  VF-DRIVE (Variable Frequency Drive)

     The Company, through independent contractors, has developed a variable frequency drive ("VF-Drive") for heating, ventilating, and air-conditioning systems ("HVAC") . The VF-Drive provides a continuous variable drive capability to Air Conditioner and Heat Pump compressors and blowers. The purpose of this product is to allow the HVAC climate control to operate continuously (no start and stop) at the rate or speed necessary to keep the temperature in the room or building constant within that set by the user. The use of the VF-Drive reduces the (on time) noise of the blower and compressor motors, and the speed of air movement ("draftiness") in the climate controlled area. Thus it greatly improves the energy efficiency and cost savings in the HAVC (air conditioning or heat pump) systems, and results in an improved comfort level for people in the climate-controlled area. This type of system has been shown to provide energy savings in the range of 25 to 35% over existing on-off HVAC units. The VF-Drive accepts the normal control input of drive signals from the room or building thermostat.

     The Company has completed the development of the VF-Drive and is continuing testing, but has no sales as of the date of this document. The Company is evaluating the niche markets for this product and the requirements or requisites for entering those markets. Marketing efforts are tentatively planned to begin after June 2001.

SALES AND DISTRIBUTION

     The Company uses independent manufacturers' representatives to distribute products developed by Tensleep Technologies. The manufacturer's representatives were selected based on Mr. Kaliher's previous relationships with these sales organizations. The Company has three representatives: one in California, one in Illinois and one in Japan. The Company is currently seeking additional reps in Asia, Europe and the United States.

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

     The Company has identified potential niche markets for thin Internet servers with little competition at the present time, but if these markets develop Tensleep Technologies will face substantial direct and indirect competition from international and national competitors, many of which are well established and have greater marketing, financial and other resources than the Company.

MATERIALS AND COMPONENTS

     The Company's products are currently made from the electronic components manufactured by others, e.g. capacitors, resistors, modem chips, and micro-controllers. Some of the components are high demand items and there is no assurance these components will be available in sufficient quantities.

RESEARCH AND DEVELOPMENT

     The Company has accounted for the acquisition of the Technology from Sundance Design, Inc., for $1,577,052, as a cost to the research and development account. In addition, the Company has not incurred direct costs to its research and development, but it incurred indirect costs and its management has spent uncompensated time in the development of the new products.
However, no accounting has been made. Management estimates that if research and development time and expenses had been accounted for, the cost would approximate $80,000.

EMPLOYEES

     As of November 1, 2000 the Company, subsidiaries and affiliates had eight full time employees and three part time employees. The Company is currently negotiating with unrelated companies and individuals for consulting engineering, marketing, and other services. None of the Company's, subsidiaries' or affiliates' employees are represented by a labor union and the Company has never experienced a work stoppage. The Company considers its employee relations to be good.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's headquarters is located in Coachella, California in a building owned by an affiliate company which charges no rent. Tensleep Technologies is located in an industrial office building in Austin, Texas and rents approximately 1,500 square feet with Appliance Partners. The Company intends to lease additional facilities as required.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any litigation incidental to its business or material to the business activities or financial performance of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended September 30, 2000.


                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Company's Common Stock has traded in the over-the-counter market since September 1999 and is currently trading on the Over-The-Counter Bulletin Board. Set forth below are the high and low bid prices of the Common Stock for each quarter since reported by a member firm of the National Association of Securities Dealers, Inc. that effects transactions in Bulletin Board stocks and acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                              Stock Prices
                         High                Low

September 1999           $4.00               $2.50

December 1999            $4.75               $1.35

March 2000               $7.38               $1.69

June 2000                $3.75               $1.25

September 2000           $1.56               $0.56

     (b) On September 30, 1999, there were approximately 230 stockholders of record of the Company's Common Stock.

     (c)  The Company has paid no dividends on its Common Stock.

     (d) During the period coved by this report the Company has issued unregistered securities pursuant to Section 4(2) of the Securities Act of 1933 (the "Act"), Regulation A under the Act. Each transaction has been fully described in the accompanying financial statements or the Form 10SB filed under the Securities Exchange Act of 1934, as amended, both of which are hereby incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

     The Company, originally founded as fab-less semiconductor company, is being reorganized and restructured into an Integrated Internet company that intends to build an economic and financial foundation on which to establish an international business that provides specialized services and develops, manufactures and distributes specialized Internet and other types of electronic appliances and their embedded modular systems.

     The Company's Strategic Plan is to build its business through a combination of internal business development and strategic acquisitions and affiliations. The Company is consolidating its current and to be acquired subsidiaries and affiliates into groups relating to the market sector of each subsidiary and affiliate. Individually, each company within each group will continue to develop its own operations and build its own revenue streams, but when possible subsidiaries and affiliates will be merged, combined or consolidated.

     The implementation of the Company's operational plan for the next twelve months, requires limited additional personnel and financial resources. The Company has and will continue to engage one or more independent third party organizations or affiliates to provide the quality and number of personnel and services required for the development of and to upgrade the Company's products and services. The development and upgrading services provided by these organizations will be supervised and directed by Mr. Kaliher. The Company, with limited financial resources, will seek third party service providers willing to provide services in exchanged for shares of the Company's common stock and/or other non-cash consideration. Other non cash consideration could include licenses to use or sell the Company's intellectual property. Any shares issued in exchange for services will be pursuant to Section 4(2) of the Securities Act of 1933, as amended, and will be subject to Rule 144.

RISKS

     The factors, which follow, make the Company's Plan of Operation for the next twelve months risky.

Market Evaluation

     The Company is in a continual process of identifying and evaluating new niche markets, but there is no assurance that the Company will correctly identify or evaluate any niche market. Even if the Company should correctly identify and evaluate new niche markets, there is no assurance the Company can develop any products or services that would be accepted in those markets or that the products or services would be developed in a timely manner.

     In order to reduce this risk the Company's plans (1) to develop products with embedded standard modular systems capable of being used in products that cross market segments, (2) to develop and provide manufacturing and distribution to independent third party companies developing their own niche market products, and (3) to acquire all or part of businesses that have developed and are distributing products in identified markets.

Dependence upon new products

     The communications and Internet markets are characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and are therefore highly dependent upon timely product and production innovation. In particular, data communication products are subject to continuous changes in the fabrication process. Each change in technology and the fabrication process may require a concomitant change in design and developed of the Company's products. The Company may not have the resources to make those changes.

     The Company's future success is dependent in part upon its ability to anticipate changes in technology and industry standards and to develop successfully and introduce new and enhanced products on a timely basis. The Company will be required to replace declining revenues from older products with new products. To reduce this risk the Company is developing modular designed sub-products, which may reduce the cost of development and time to market.

     There is no assurance the Company will be able to introduce new products on a timely basis. There is no assurance the Company can produce the new or old products or services, nor achieve any significant degree of market acceptance for them, nor sustain acceptance for any significant period. Failure to produce or achieve or sustain market acceptance of its products or services would affect the Company's operating results.

Competition

     The markets in which the Company operates or will attempt to operate may be characterized by competition among a number of small and potentially large companies that are well financed with a long history. They will have substantial advantages in terms of breadth of technology, sales, marketing , resources and support capability.

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


Dependence on key personnel

     The value of the Company lies in the experience and ability of the management of the Company and its affiliates to identify and develop its technology, products and services. If the Company and its affiliates severe their relationship, the effect would have a serious effect on the Compan's operations.

     The Company recognizes that some people believe that the high technology industry, in which the Company plans to compete, is one where significant developments are in new technology and "expertise" is a quantity that dates and loses value quickly.

     The Company's success depends greatly on the continued contributions
of Mr. Kaliher and the Company's affiliates.   The loss of Mr. Kaliher and
the services of the Company's affiliates could have a material adverse impact on the Company's operating results. The Company has no employment agreement with Mr. Kaliher and no keyman life insurance on his life.

     The Company believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research and development, product development and operations personnel. Competition for such personnel is intense, and no assurance can be given that the Company will be successful in attracting and retaining such personnel.

Lack of Revenues

     The Company has not established a consistent source of revenues. The Company has experience revenues in the form of single payment License fees and royalties, but there is no assurance the Company will be able to Licences its technology in the future or that the Royalties will continue at their present level. There is also no assurance that the Company can earn revenues beyond the current minimal level for the next twelve months.

Lack of Funds

     The Company to market its products and services effectively will require significant cash to cover specific marketing costs, costs of prototypes and technical and specific design services to be done for potential customers. No assurance can be given that the Company has or can obtain sufficient funds to enable it to conduct an adequate marketing and sales program.

                          PLAN OF OPERATION

     The Company's business and operational plan for the next twelve months are directed toward developing or acquiring a regular source of revenues, arranging for the manufacturing and distribution of its products in China, and distributing its products and services in Europe.

Operations

     The Company is currently operating and will continue to operate with its available funds. The current burn rate for the company is approximately $7,500 to $10,000 per month. The Company is now and will continue to limit its expenses and not incur debt. The Company's expenses are limited to phone bills, limited travel, office supplies, accounting services, repairs and maintenance, outside services and other small but ordinary business expenses.

     The Company believes that it can continue operating over the next twelve months. It can do so by continuing the current level of expenditure and not increasing the expenditure of cash without having the cash on hand. The Company during the next twelve months, at this level of expenditure, believes that it will be able to complete its plan of operation.

     The Company, as part of its operational plan, is consolidating its current subsidiaries and affiliates into groups relating to the their market sector: the Appliance Technology Group, Internet Integration Group, and Financial Services Group.

Appliance Technology Group

     Tensleep Technologies, a wholly owned subsidiary, was recently organized and is chartered with continuing to focus on Tensleep's original business and bringing-to-market penetration of the Internet appliances and developed integrated systems through strategic relationships, joint ventures, and international marketing alliances. Tensleep has transferred its interest in its computer design software and hardware, and ownership interest in Silicon Resources to Tensleep Technologies. Tensleep Technologies has completed the development and testing of a motor controller, a non-Internet product.

     Appliance Partners, an affiliate, provides the technical engineering and design services to Tensleep in developing and prototyping Tensleep's Internet-related products. These products, CyberServers, are special-purpose modular appliance servers. This product line will be expanded to include the iCamera Cradle, a digital camera server, the iController, a home controller, and the iModule. Appliance Partners will continue to engineer and design technologies with unique applications in the Internet Access Device (IAD) market, consumer and small office home office (SOHO) appliance market.

     The iModule is now part of the CyberServer product line and Tensleep is prototyping two additional applications for its thin-Internet servers-alone profit center and allow that business to focus on its own business and corporate development.

     The transfer of the CyberServer business allows the Company to focus on identifying and developing strategic relationships with emerging growth companies in related businesses that will aid the Company in its business and corporate development. Tensleep Technologies' business plan is to acquire new product technology, establish manufacturing relationships and to distribute products to consumers and original equipment manufacturers. Appliance Partners' business plan is to develop a series of special purpose computers or servers, referred to as appliances and/or thin Internet servers.

     Tensleep believes that continued implementation of its general plan of operation requires few additional personnel, if any, for the development and upgrading of its various products. Tensleep will also continue to engage one or more independent third-party organizations to provide the quality and number of personnel and services required for the development of its Internet products and to upgrade its other developed products. The development and upgrading that are provided by these organizations will be supervised and directed by Tensleep's vice president, Dennis Kaliher. In addition, Tensleep will also seek strategic relationships with independent third-party organizations to participate in the development and upgrading services.

     China Net, an affiliate, is a high-technology and Internet-related company that specializes in developing strategic relationships with emerging-growth, high-technology companies in China. China Net has acquired a license to manufacture and distribute Tensleep's iModule in China and is seeking Chinese companies to manufacture and distribute that product.

     Silicon Resources, an affiliate, is a chip design consulting firm that specializes in designing special features in micro-computer chips.

Internet Integration Group

     Tensleep, in November 2000, formed Tensleep Europe, Inc., a wholly owned subsidiary, to focus on Internet company acquisition, integration, and growth acceleration. Tensleep Europe will not confine its activities solely to the North American market, where it considers the current market for undervalued opportunities to be extensively mined, but it will look increasingly to the international market for the opportunity to add stockholder value and go-to-market services to Internet service and infrastructure companies. These emerging companies will be development-stage companies that have a proven e-business model or Internet infrastructure but lack the kind of services and the level of resources that Tensleep can provide or help them obtain.

     In December 2000 Tensleep completed the acquisition of a majority interest in Whisk.co.uk, Limited, a unique Internet vertical community and business-to-business e-commerce site in the hotel and restaurant industry. Tensleep Europe expects to confirm the appointment of a board of advisors consisting of several individuals experienced in the Internet industry environment and to open operational offices in London in early 2001.

Financial Services Group

     The focus of the financial services group is to develop strategic relationships with financial service providers.

     The acquisition of Master Financial Group (Master Financial) in April 2000, as a wholly owned subsidiary, provided Tensleep with a strong revenue source with profits during Tensleep's last fiscal year. Master Financial provides financial services to small public growth companies. Services include distribution of financial information on small public growth companies through the Internet and investment relations web sites that disseminate information about public companies through Internet newsletters. Master Financial plans to add to its customer base by expanding the range of online services for North American companies. Tensleep plans to reach investor groups, develop new market opportunities, in both Southeast Asia and Europe, and complement these online services with the acquisition or development of a leading, independent investor relations company in Europe.

     Besides being responsible for developing an investor's financial informational web site for Tensleep at www.otcbbworld.com, Master Financial publishes www.analystgroup.com and provides comprehensive services to help small high-tech businesses grow.

     Amcor, an affiliate, is a specialty finance company providing merchant banking services in the form of real estate financing and financing of emerging growth companies.

Research And Development

     The Company, Appliance Partners, within the next twelve months plans to develop prototypes of the iCamera Cradle and iController.

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

YEAR 2000 ISSUES

     The Company failed to have a material effect from any Year 2000 issues.

CREDIT FACILITY

     The management does not have a credit facility.
ITEM 7.  FINANCIAL STATEMENTS

Auditor's Report

                       BRABO, CARLSEN & CAHILL
                    Certified Public Accountants
   1111 E. Tahquitz Canyon Way, Suite 203, Palm Springs, CA 92262
                Ph: 760-320-0848   fax: 760-322-4626

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
of Tensleep Corporation


We were engaged to audit the accompanying consolidated balance sheets of Tensleep Corporation (formerly Tensleep.com, Inc., Tensleep Technologies, Inc. and Tensleep Design, Inc.) (A Colorado Corporation) and subsidiaries, as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders equity (deficit), and cash flows for the years then ended. We were also engaged to audit the individual 1999 financial statements of Tensleep Corporation. We were also engaged to audit the individual 2000 financial statements of Tensleep Corporation and each subsidiary except Master Financial Group Inc., whose financial statements we complied, as discussed in the forth paragraph of this report. These financial statements are the responsibility of the Company's management.

We were unable to obtain adequate detailed books and records and supporting data in order to complete the audit of the subsidiary Master Financial
Group, Inc. Therefore, we were not able to satisfy ourselves about the amount that goodwill is recorded at in the accompanying consolidated balance sheet at September 30, 2000 (stated at $337,352), the amount of goodwill amortization expense (stated at $16,868), and goodwill asset impairment (stated at $150,000) and impact on the consolidated accrued income taxes and income tax expense of Tensleep Corporation for the year then ended. Additionally, we were unable to obtain adequate financial information to satisfy ourselves about the recorded amount of the investment in Silicon Resources, Inc. included on the accompanying consolidated balance sheet at September 30, 2000 (stated at $1,103,800) and the amount of related license fee revenue (stated at $750,000) including the impact of applying the equity method to this investment and the impact on the consolidated accrued income taxes and income tax expense of Tensleep Corporation for the year then ended.

Because of the significance of the matters discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the consolidated financial statements referred to in the first paragraph of Tensleep Corporation and subsidiaries, as of September 30, 2000 and the results of their operations, changes in stockholders equity (deficit) and its cash flows for the years then ended of Tensleep Corporation and each subsidiary except Master Financial, whose financial statements we complied as discussed in the following paragraph, as in conformity with generally accepted accounting principles.

We have compiled the accompanying balance sheet of Subsidiary Master
Financial as of September 30, 2000, and the related statements of operations, changes in stockholder equity (deficit), and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.
A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the financial statements of Subsidiary Master Financial and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has been in the development stage from its inception on October 23, 1997 through September 30, 1999. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of capital funding and future operating results. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Palm Springs, California
January 9, 2001

                      TENSLEEP CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                             SEPTEMBER 30, 2000 AND 1999

                                       ASSETS
                                                             2000            1999
                                                         -----------     -----------
CURRENT ASSETS

 Cash                                                    $   524,255     $        65
 Marketable Securities (See note 1)                           33,203               -
 Prepaid Expenses (See note 15)                              250,000         510,000
 Other Receivables (See note 20)                             112,000               -
 Due from Tensleep Appliance (See note 23)                    50,000               -
 License Fee Receivable (See note 19)                        100,000               -
 Royalty Receivable (See note 18)                             35,291               -
 Note Receivable                                                   -          60,000
 Loan Receivable                                              30,000               -
                                                         -----------     -----------
      Total Current Assets                                 1,134,749         570,065
                                                         -----------     -----------
PROPERTY AND EQUIPMENT

 Machines & Equipment                                        105,757         102,014
 Software                                                    186,728         172,371
                                                         -----------     -----------
                                                             292,485         274,385
 Less accumulated depreciation and amortization              230,715         137,194
                                                         -----------     -----------
      Net Property and Equipment                              61,770         137,191


OTHER ASSETS

 Goodwill - net of accumulated amorization of $16,868
                                        (See note 20)        320,484               -
 Investment in China Net & Technologies, Inc., at
                                 equity (See note 2)       1,672,135         322,918
 Investment in Amcor Financial Corp., at equity
                                         (See note 3)      1,283,768               -
 Investment in Silicon Resources, at cost (See note 4)     1,103,800               -
 Receivable (See note 5 and 12)                                    -         103,800
                                                         -----------     -----------
      Total Other Assets                                   4,380,187         426,718
                                                         -----------     -----------

TOTAL ASSETS                                             $ 5,576,706     $ 1,133,974
                                                         ===========     ===========


                          TENSLEEP CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                               SEPTEMBER 30, 2000 AND 1999

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             2000            1999
                                                         -----------     -----------
CURRENT LIABILITIES
   Accounts Payable                                      $       755     $     4,693
   Loan payable to China Net & Technologies, Inc.
                           (See nOTE 6)                        2,291          14,442
   Accrued consulting fees (See note 11)                           -         140,000
                                                         -----------     -----------
    Total Current Liabilities                                  3,046         159,135
                                                         -----------     -----------

TOTAL LIABILITIES                                              3,046         159,135


STOCKHOLDERS' EQUITY
   Preferred stock, no stated value, 10,000,000 shares             -               -
   authorized no shares issued and outstanding

   Common stock, $.01 stated value, 50,000,000 shares         83,583          70,450
   authorized 8,358,266 and 7,045,016 shares issued and
   outstanding at September 30, 2000 and 1999,
   respectively

   Treasury stock, 1,000,000 and 0, at cost, for                   -               -
   September 30, 2000 and 1999, respectively

   Additional paid-in capital                              7,869,689       3,580,966

   Allowance for Unrealized Gains (Losses) on                (41,468)              -
   Marketable Equity Securities (See note 1)

   Note Receivables for common stock                               -        (610,200)
   (See note 11 and 16)

   Retained Earnings (Accumulated Deficit)                (2,338,144)     (2,066,377)
                                                         -----------     -----------

TOTAL STOCKHOLDERS' EQUITY                                 5,573,660         974,839
                                                         -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 5,576,706     $ 1,133,974
                                                         ===========     ===========

The accompanying notes are an integral part of these statements.

                             TENSLEEP CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                             2000            1999
                                                         -----------     -----------
REVENUES
   Lease income (See note 12)                            $         -     $   115,800
   Design Fees                                                22,400               -
   Memberships                                                21,219               -
   License Fees (See note 19)                                950,000               -
   Stock Promotion                                           419,692               -
   Royalty Income (Note 18)                                  122,177               -
   Other Income                                                1,556          15,668
                                                         -----------     -----------
                                                           1,537,044         131,468

EXPENSES
   Advertising                                                75,025          30,103
   Automobile expense                                          3,484           8,205
   Bank service charges                                        2,571             343
   Compensation                                               14,375               -
   Consulting expense                                        406,833         157,550
   Depreciation and Amortization                             110,389          91,462
   Dues and subscriptions                                      2,512           1,598
   Filing fees                                                   950             604
   Insurance                                                   3,855           1,852
   Interest                                                      329               -
   License & permits                                              50             110
   Other expenses                                             14,416           4,723
   Office supplies                                             6,322           1,576
   Outside services                                          142,014           9,071
   Payroll & Payroll Taxes                                    19,549               -
   Postage & delivery                                          1,649             639
   Printing and reproduction                                     154              66
   Professional fees                                          28,537           7,650
   Promotion                                                  13,091               -
   Rent (See note 12)                                              -          12,000
   Repairs                                                     1,053           1,945
   Product development costs                                  95,926               -
   Supplies                                                    1,159               -
   Telephone                                                   8,280           7,234
   Travel & Entertainment                                     32,926           4,838
   Utilities                                                     670             264
                                                         -----------     -----------
                                                             986,118         341,833
                                                         -----------     -----------
INCOME (LOSS) FROM OPERATIONS                                550,926        (210,365)
                                                         -----------     -----------
OTHER INCOME (EXPENSE)
   Interest Income                                            10,419               -
   Income (loss) on equity investments                       (87,682)        (42,877)
   Asset Impairment (See note 20)                           (750,000)              -
   Net Realized gain on marketable
        securities (See note 1)                               10,419               -
                                                         -----------     -----------
                                                            (816,794)        (42,877)
                                                         -----------     -----------
PROVISION FOR INCOME TAXES (See note 22)                           -               -
                                                         -----------     -----------
NET INCOME (LOSS)                                        $  (265,868)    $  (253,242)
                                                         ===========     ===========


EARNINGS PER COMMON SHARE (SEE NOTE 13)                  $     (0.30)    $     (0.31)
                                                         ===========     ===========



The accompanying notes are an integral part of these statements.

                         TENSLEEP CORPORATION & SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   F0R THE YEARS ENDED SEPTEMBER  30, 2000 and 1999

                                                                                                       Allowance
                                                                                                    for Unrealized
                                                                                              Note      Gains and
                                                                   Additional              Receivable  Losses on
                      See             Number of             Common   paid-in     Retained      for     Marketable
                      Note   Date      shares    Considera   stock   capital     Earnings     stock   Equity Sec         Total
                      -----------------------------------------------------------------------------------------------------------
Balance 9/30/1998
  as prev. reported                  6,103,016             $  61,030 $  535,186 $(1,780,930) $       -  $         -  $ (1,184,714)
Adjustments:
  Prior prd adj                                                    -          -     (32,205)         -            -       (32,205)
  cost to equity
  method - Note 2                    ---------  ---------- --------- ---------- ------------ ---------  -----------  -------------

Balance, 10/1/1998
  as restated                        6,103,016             $  61,030 $  535,186 $(1,813,135) $       -  $         -  $ (1,216,919)

Stock issued          7A  12/15/98      35,000   Cash/Note       350    174,650           -          -            -       175,000
Stock issued          7B  12/15/98       8,000   Non-cash         80     39,920           -          -            -        40,000
Stock issued          7C  12/15/98     300,000   Non-cash      3,000  1,497,000           -          -            -     1,500,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7D  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7E  12/15/98     137,000    Note         1,370    683,630           -          -            -       685,000
Exercise A Warrants   7E  12/15/98      88,000    Note           880     34,320           -          -            -        35,000
Exercise B Warrants   7F  03/31/99       4,000   Non-cash         40     19,960           -          -            -        20,000
Exercise A & B Warr   7G  09/13/99     350,000   Non-cash      3,500    496,500           -          -            -       500,000
Note Rec for stock    16                     -                                -           -   (610,200)           -      (610,200)
Net income (loss)
        1999                                  -                               -   ( 253,242)         -            -      (253,242)
                                      ---------  --------- --------- ---------- ------------ ---------- ------------ -------------
Balance 9/30/1999                     7,045,016            $  70,450 $3,580,966 $(2,066,377) $(610,200) $         -  $    974,839

Exercise B Warrants   7H  10/11/19       15,000  Non-cash        150     74,850           -          -            -        75,000
Exercise A Warrants   7I  10/26/19       20,000  Non-cash        200     19,800           -          -            -        20,000
Stock issued          7J  10/29/19       35,000  Non-cash        350     27,650           -          -            -        25,000
Exercise A Warrants   7K  11/01/19        5,000   Cash            50      3,950           -          -            -         4,000
Exercise A Warrants   7L  11/03/19        1,000   Cash            10        790           -          -            -           800
Exercise A Warrants   7M  11/03/19        1,000   Cash            10        790           -          -            -           800
Exercise A Warrants   7N  12/07/19       10,000  Non-cash        100      7,900           -          -            -         8,000
Exercise A Warrants   7O  12/07/19       50,000  Non-cash        500     49,500           -          -            -        50,000
Exercise A Warrants   7P  12/07/19       13,000  Non-cash        130     12,870           -          -            -        13,000
Stock issued          7Q  12/08/19       60,000  Non-cash        600     59,400           -          -            -        60,000
Erercise B Warrants   7R  12/13/19       25,000  Non-cash        250    122,250           -          -            -       122,500
Stock issued          7S  12/14/19       20,000   Cash           200     35,282           -          -            -        35,482
Exercise B Warrants
    & stock issued    7T  12/30/19      300,000  Non-cash      3,000    597,000           -          -            -       600,000
Erercise B Warrants   7U  12/30/19       50,000  Non-cash        500    249,500           -          -            -       250,000
Exercise A Warrants   7V  12/30/19      253,960  Non-cash      2,540    197,460           -          -            -       200,000
Exercise A Warrants   7W  12/30/19      100,000  Non-cash      1,000     79,000           -          -            -        80,000
Shares cancelled      7X  12/30/19   (1,000,000) Non-cash   (10,000)     10,000           -          -            -             -
Note Rec canceled     16  12/30/19            -  Non-cash          -          -           -    610,200            -       610,200
Stock issued          7Y  02/24/20      340,000  Non-cash      3,400     30,600           -          -            -        34,000
Erercise B Warrants   7Z  03/07/20      100,000   Cash         1,000    449,000           -          -            -       450,000
Stock issued          7AA 04/22/20      400,000  Non-cash      4,000    996,000           -          -            -     1,000,000
Exercise B Warrants
    & stock issued    7AB 04/22/20      500,000  Non-cash      5,000  1,245,000           -          -            -     1,250,000
Stock issued          7AC 06/07/20       10,000  Non-cash        100     14,275           -          -            -        14,375
Stock dividend        14  06/02/20        4,290  Non-cash         43      5,856      (5,856)         -            -             -
Net income for 2000                           -                    -          -    (265,868)         -            -      (265,868)
Net Unrealized loss
  on marketable
  equity securities                           -                    -          -           -          -      (41,468)      (41,468)
                                      ---------             --------  ---------   ---------  ---------  -----------    -----------

Balance 9/30/2000                     8,358,266             $ 83,583 $7,869,689 $(2,338,144) $       -  $   (41,468)   $5,573,660
                                      =========             ======== ========== ============ =========  ============   ===========









The accompanying notes are an integral part of these statements.

                        TENSLEEP CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                             SEPTEMBER 30, 2000 AND 1999



                                                             2000            1999
                                                         -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (Loss)                                     $  (265,868)    $  (253,242)

   Adjustments to reconcile net loss to
            net cash used in operations:
     Depreciation and amortization                           110,389          91,462
     Expenses (income) incurred in exchange for commo       (890,070)         30,000
     Equity in earnings of affiliated companies               87,682          42,877
     Write down of impaired asset                            750,000               -
     (Increase) decrease in assets:
      Prepaid expenses                                       260,000               -
      Accounts Receivable                                          -        (103,800)
      License Fee Receivable                                (100,000)              -
      Royalty Receivable                                     (35,291)              -
      Note Receivable                                         60,000               -
      Loan Receivable                                        (30,000)              -
     Increase (decrease) in liabilities:
      Accounts Payable                                        (3,938)          4,693
      Accrued consulting fees                                (66,800)        140,000
                                                         -----------     -----------
   Net cash used by operating activities                    (123,896)        (48,010)
                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to affilate                                      (50,000)              -
   Net (purchases) sales of marketable securities            219,155               -
                                                         -----------     -----------
   Net cash used by investing activities                     169,155               -
                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loan payments on borrowings from affilate                 (12,151)              -
   Proceeds from pooled investment account                         -          22,693
   Proceeds from sale of stock warrants                      491,082          25,000
                                                         -----------     -----------
   Net cash provided by financing activities                 478,931          47,693
                                                         -----------     -----------
NET INCREASE (DECREASE) IN CASH                              524,190            (317)

CASH, beginning of period                                         65             382
                                                         -----------     -----------
CASH, end of year                                        $   524,255     $        65
                                                         ===========     ===========


The accompanying notes are an integral part of these statements.

                                TENSLEEP C0RPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            SEPTEMBER 30, 2000 AND 1999



ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Tensleep Corporation (formerly Tensleep.com, Inc., Tensleep Technologies, Inc. and Tensleep Design, Inc.) (A Colorado Corporation) (The Company) is an integrated Internet company that acquires and licenses technology; identifies, acquires, and develops, development stage technology and service companies; and that focus on the Internet infrastructure market - Internet related appliances and the integration of those products with services provided through the
Internet.   The Company is consolidating its current subsidiaries and
affiliates into groups relating to the market sector of each subsidiary and affiliate. Individually, each company within each group will continue to develop its own operations and build its own revenue streams: collectively, the subsidiaries and affiliates now owned and those to be acquired, will enable the Company to become an international provider of specialized electronic appliances and Internet services. The Company is located in Austin, Texas.

Consolidation Policy

The consolidated financial statements include the accounts of The Company and all of its wholly owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company's investments in 17% to 50% owned affiliates in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Accordingly, the Company's share of the earnings of these companies is included in consolidated net income. Investments in other companies are carried at cost.

Development Stage Company

The Company was formed on October 23, 1997 and was in the development stage through September 30, 1999. During this period of time the Company did not generate any income from operations. The Company's activities were devoted to raising capital and obtaining financing. The current year ending September 30, 2000 is the first fiscal year during which the Company began active operations pertaining to technology and license agreements.

Product Development Costs

Product development costs are expensed as incurred. At September 30, 2000 such costs were approximately $96,000. Prior to commencing operations the Company incurred research and development costs which were also charged to operations when incurred. Research and development costs were $0 for the year ending September 30, 1999.

Marketable Securities

Marketable Securities currently consist of common stock. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. The Company's investment in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification or the first-in-first out method.

Cash and Cash Equivalents

For the purposes of financial statement reporting, the Company considers all highly liquid investments with maturity of 3 months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains its operating cash accounts at commercial banks in California, Texas and Minnesota. The accounts at the banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. At times some accounts may exceed FDIC limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risks exists with respects to cash and cash equivalents.

Property and Equipment, Depreciation and Amortization

Property and equipment obtained in exchange for stock are carried at the fair market value of the equipment on the date of exchange. Property and equipment purchased is carried at cost as of the date of purchase.

Depreciation and amortization are computed using the straight-line method over the assets' expected useful lives. The useful lives of property and equipment for purposes of computing depreciation are:

		Machinery & Equipment		3 years
		Software			3 years

Repairs and maintenance are charged to operations when incurred. Costs of betterments, which materially extend the useful lives of the assets, are capitalized. Gains and losses from sales or disposition of assets are included in the statement of operation.

Goodwill, which represents the excess of the cost of purchased companies over the fair value of the underlying net assets at dates of acquisition, is being amortized over a 10 year period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

For the Company's financial instruments, the carrying value is considered to approximate the fair value. Cash, prepaid expenses and accounts payable are settled so close to the balance sheet date that fair value does not differ significantly from the stated amounts.

Income Taxes

Income Taxes are recognized during the year in which transactions enter into the determination of consolidated financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial report purposes and such amounts as measured by tax laws. See Note 22.

The consolidated financial statements of the Company include a provision for (benefit from) income taxes based on the consolidated results of operations for the parent company and its subsidiaries. As of September 30, 2000 adequate detailed books and records and supporting data for the subsidiary Master Financial Group, Inc. were not available and as such the impact on consolidated accrued income taxes and income tax expense could not be determined. For consolidated financial reporting purposes the provision for income taxes using the consolidated results of operations was offset through the utilization of the parent company's net operating loss carryover.


Adjustments

In the opinion of management the data reflects all adjustments necessary for a fair consolidated statement of results for this period. All adjustments are of a normal and recurring nature

Advertising

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received.

Note Receivable for common stock

The Company reports notes received in payment for the Company's stock as a deduction from stockholders' equity (deficit). A note will be recorded as an asset if collected in cash prior to the issuance of the financial statements.

Reclassifications

Certain reclassifications were made to the 1999 financial statements in order for them to be in conformity with the 2000 presentation.

NOTE 1: MARKETABLE SECURITIES

Investments in marketable securities are summarized as follows at September 30, 2000:


Stockholders' equity includes an unrealized holding loss on available-for-sale securities of $41,468.

Realized gains and losses are determined on the basis of specific identification. As of September 30, 2000, sales proceeds and gross realized gains and losses on securities classified as available for sale were:

		Sales proceeds				$   295,162
		Gross realized gains			     26,006
		Gross realized losses			     15,587
  		Net realized gain			$    10,419

NOTE 2: INVESTMENT IN CHINA NET & TECHNOLOGIES, INC.

In 1997 the Company acquired 80,000 shares of China Net & Technologies, Inc. (formerly Corporate Finance Company) ("CN&T") common stock valued at
$200,000 or $2.50 per share. CN&T is an affiliate company. CN&T is a high-technology and Internet-related company that specializes in developing strategic relationships with emerging-growth, high-technology companies in China. CN&T has acquired a license to manufacture and distribute the
Company's Web-modem in China and is seeking Chinese companies to manufacture and distribute that product. In 1999 the Company acquired an additional
80,000 shares (see note 5) also valued at $200,000 or $2.50 per share. In 1998 the Company sold 800 shares of CN&T common stock for $2,000 to unrelated parties. The proceeds from the sale were given directly to CN&T to reduce the Company's loan payable to CN&T. In April 2000 the Company entered into an agreement with CN&T to license technology to it on a case by case basis, where CN&T will engage in joint ventures with Chinese Company's for the manufacture of and distribution of electronic products and developing and maintaining web-sites for business-to-business and business-to-consumers in China. The Company licensed its "web-modem" to CN&T to manufacture the product and distribute it in China. As part of this agreement the Company exchanged 400,000 shares valued at $1,000,000 or $2.50 per share of restricted common stock for 2,000,000 shares of CN&T restricted common stock. In addition CN&T issued the Company 500,000 shares of its restricted common stock to reimburse the Company
for promotional services valued at $320,667   For a total initial investment of
$1,718,667. Based on the additional shares acquired during the current fiscal year the Company's interest in CN&T represent approximately a 33% ownership. A major shareholder of the Company is also a major shareholder of CN&T. Accordingly, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the cost method, income is recorded when dividends are received. Under the equity method, the

Company records its proportionate share of the earnings or losses of CN&T. The financial statements for 1999 have been restated for the change which resulted
in a 	decrease in net income for 1999 by $42,877 ($.01 per share).
Retained Earnings as of October 1, 1998 has been adjusted in the amount of $32,205 for the effect of retroactive application of the new method.

The impact of the equity method on this investment for the period ending September 30, 2000 was a increase of $28,550 resulting from certain income and amortization.

At September 30, 2000 and 1999, the investment in CN&T as adjusted for the equity method exceeded the company's share of the underlying net assets by 507,252 and 550,129, respectively, which amount is being amortized on the straight line method over 10 years.

NOTE 3: INVESTMENT IN AMCOR FINANCIAL CORP.

During the current fiscal year the Company acquired 700,000 shares in Amcor Financial Corp. (Amcor). Amcor is a specialty finance company providing merchant banking services in the form of real estate financing and financing of emerging growth companies. A major shareholder of the Company is also a major shareholder of Amcor. Shares acquired represent approximately a 17% ownership in Amcor. Based on the 17% ownership interest in Amcor and since the Company can exercise significant influence over Amcor's operating and financial activities, the Company has accounted for the investment under the equity method. Under the equity method, the Company records its proportionate share of the earnings of Amcor. The shares were obtained in cash-free exchanges. The valuation of the shares obtained was an agreed-upon value as of the date of the exchange based upon the market value of the Company's common stock on the closing date.

 The Company exchanged 300,000 shares (100,000 shares by the exercise of 100,000 Class B Warrants and 200,000 shares of common stock) for 300,000 shares of Amcor valued at $600,000. The Company also exchanged 253,960 shares (253,960 shares by the exercise of 253,960 Class A Warrants) for 100,000 restricted shares of Amcor common stock valued at $200,000. In addition the Company received an additional 300,000 shares of Amcor common stock from R Tucker and Associates (A related entity) valued at $600,000 in cancellation of a note receivable owed to the Company from R Tucker and Associates. For a total initial investment of $1,400,000. The impact of the equity method on this investment for the period ending September 30, 2000 was a reduction of $116,232 resulting from certain losses and amortization.

At September 30, 2000, the investment in Amcor as adjusted for the equity method exceeded the Company's share of the underlying net assets by 616,062 which amount is being amortized on the straight line method over 10 years.

NOTE 4: INVESTMENT IN SILICON RESOURCES

During the current fiscal year the Company acquired 1,900,452 shares in Silicon Resources. Shares acquired represent approximately an 35% ownership in Silicon Resources. Silicon Resources provides integrated circuit design consulting services. The Company has accounted for this investment under the cost method because the Company has not been able to get the necessary financial information to apply the equity method. Under the cost method, income is recorded when dividends are received. The shares were obtained in the cash-free exchanges described in Note 5 and 12. The valuation of the shares in the amount of $1,103,800 was obtained was an agreed-upon value as of the date of the exchange based upon the market value of the Company's common stock on the closing date. The Company transferred this investment to its wholly owned subsidiary in July 2000 (See Note 21).

NOTE 5: NON CASH TRANSACTIONS

As explained in Note 2, the original investment of 80,000 shares of China Net & Technologies, Inc. (formerly Corporate Finance Company) in 1997 was obtained in exchange for 1 million investment units. Each unit is composed of one share of common stock and one warrant to purchase one share of common stock at a specified price. The Company obtained an additional 80,000 shares of China Net & Technologies, Inc. in 1999 from R Tucker and Associates in exchange for a $200,000 reduction to a note receivable owed to the Company by R Tucker and
Associates.   In April 2000 the Company entered into an agreement with CN&T to license technology to it on a case by case basis, where CN&T will engage in joint ventures with Chinese Company's for the manufacture of and distribution of electronic products and developing and maintaining web-sites for business-to-business and business-to-consumers in China. The Company licensed its "web-modem" to CN&T to manufacture the product and distribute it in China. As part of this agreement the Company exchanged 400,000 shares valued at $1,000,000 or $2.50 per share of restricted common stock for 2,000,000 shares of CN&T restricted common stock. In addition CN&T issued the Company 500,000 shares of its restricted common stock to reimburse the Company for promotional services valued at $320,667.

As explained in Note 3 the Company acquired 700,000 shares of Amcor in exchange for stock and warrants and cancellation of a note receivable.

As explained in Note 4 and 12 the Company acquired 1,900,452 shares of Silicon Resources valued at $1,103,800. The Company agreed to exchange 50,000 shares from the exercise of 50,000 Class B Warrants (unrestricted common stock) valued at $250,000, cancel a note in the amount of $103,800 owed to the Company for an equipment lease and a one time non-exclusive license fee with a value of $750,000.

As explained in Note 7B, the Company issued 24,000 shares of common stock to pay off $120,000 in accrued consulting fees.

As explained in Note 7C, the Company issued 300,000 shares of common stock to pay off $1,500,000 in convertible debt.

As explained in Note 7D, the Company exchanged 4,000 shares of common stock for advertising. The common stock was valued at the agreed-upon price of $20,000, or $5.00 per share.

As explained in note 7F the Company exchanged 4,000 shares from the exercise of 4000 class B warrants for advertising and promotional services. The common stock was valued at the agreed-upon price of $20,000, or $5.00 per share.

As explained in note 7G the Company exchanged 300,000 shares from the exercise of 300,000 Class A warrants and 50,000 shares from the exercise of 50,000 Class B warrants for advertising and promotional services. The common stock was valued at the agreed-upon price of $500,000.

NOTE 6: LOAN PAYABLE TO CHINA NET & TECHNOLOGIES, INC.

China Net & Technologies, Inc. (formerly Corporate Finance Company) has loaned the Company certain funds to cover operating expenses. The balance due on the loan is $2,291 and $14,442 as of September 30, 2000 and 1999 and is covered by a non-interest bearing demand note.

NOTE 7:  CAPITAL FUNDING

In 1997 the Board of Directors authorized private offerings pursuant to Regulation S, Section 3(b) and/or 4(2) of the Securities Act of 1933, as amended. In 1997 and 1998 the Company issued 1 million investment units to China Net & Technologies, Inc. pursuant to Regulation D, Rule 504 and 500,000 investment units to R Tucker and Associates, Inc. and Sundance Design, Inc. pursuant to Regulation A. During fiscal year 2000, October 1, 1999 to September 30, 2000 the Company's common stock commenced trading on the Over-the-Counter Bulletin Board (TENS). The following summarizes the various stocks and warrant transactions as reported in the accompanying Statement of Changes in Stockholders' Equity for periods October 1, 1998 and 1999, through September 30, 1999 and 2000.

        Note A - 35,000 shares of common stock were sold for $175,000. The Company received $25,000 in cash and promissory notes in the amount of
 $155,000.   One of the promissory notes received was for $50,000 and R
           Tucker & Associates was the payee (see note E).

	Note B - 24,000 shares of common stock were issued for $120,000 to pay off accrued consulting fees.

	Note C - 300,000 shares of common stock were issued for $1,500,000 to pay off the convertible note, which was issued in exchange for fixed assets of $172,948 and Research & Development expenses of $1,327,052.

	Note D - 4,000 shares of common stock were issued for $20,000 in exchange for advertising.

	Note E - 137,000 shares of common stock were issued for $685,000 and 88,000
Class A warrants exercised in exchange for a $765,200 promissory note, secured by 200,000 shares of common stock. The $765,200 note included $50,000 resulting from the cancellation of a $50,000 note previously issued by R Tucker &
Associates to an unrelated party in an unrelated transaction.

	Note F - 4,000 Class B warrants were exercised for $20,000 in exchange for advertising and promotional services in accordance with a contract for advertising that expired on March 31, 2000.

	Note G - 300,000 Class A warrants and 50,000 Class B warrants were exercised for $500,000 in exchange for advertising and promotional services for the years ending September 30, 2000 and 2001.

	Note H - 15,000 Class B warrants were exercised for $75,000 in exchange for promotional services performed for China Net & Technologies, Inc. (a related entity) over 6 months commencing October 11, 1999 through April 10, 2000.

	Note I - 20,000 Class A warrants were exercised for $20,000 in exchange for advertising services to be performed over three months commencing October 28,
1999 through January 24, 2000.

	Note J - 35,000 Class A warrants were exercised for $28,000 in exchange for advertising services to be performed over six months commencing October 29,
1999 through April 29, 2000.

	Note K - 5,000 Class A warrants were exercised for cash at $.80 per share. The cash from these warrants was deposited into the Company's checking account.

	Note L - 1,000 Class A warrants were exercised for cash at $.80 per share. The cash from these warrants was deposited into the Company's checking account.

	Note M - 1,000 Class A warrants were exercised for cash at $.80 per share. The cash from these warrants was deposited into the Company's checking account.

	Note N - 10,000 Class A warrants were exercised for $8,000 in exchange for consulting services.

	Note O - 50,000 Class A warrants were exercised for $50,000 in exchange for a partial payment owed to China Net & Technologies, Inc. for accrued consulting fees.

	Note P  - 13,000 Class A warrants were exercised for $13,000 in exchange for a partial payment owed to China Net & Technologies, Inc. for accrued consulting fees.

        Note Q - 60,000 restricted shares were issued in exchange for consulting services to be performed over 30 days and valued at $60,000.

	Note R - 25,000 Class B warrants were exercised for $122,500 in exchange for consulting services performed for China Net & Technologies, Inc. (a related entity) to be performed over three months

	Note S - 20,000 Class A warrants were exercised for an aggregate value of $35,200. The cash from these warrants was deposited into the Company's checking account.

        Note T - 100,000 Class B warrants were exercised and 200,000 shares were issued for $600,000 in exchange for 300,000 shares of Amcor's common stock.

	Note U - 50,000 Class B warrants were exercised for $250,000, a note in the amount of $103,800 owed to the Company for an equipment lease was canceled, and a one time non-exclusive license fee with a value of $750,000 was exchanged for
1,900,452 shares of Silicon Resources (See Note 4).

	Note V - 253,960 Class A warrants were exercised for $200,000 in exchange for
100,000 shares of Amcor.

	Note W - 100,000 Class A warrants were exercised for $80,000 in exchange for services performed for China Net & Technologies, Inc. (a related entity) to be performed over the next year.

	Note X - 1,000,000 shares of the Company's common stock was contributed to the Company, canceled, and returned to the Company's authorized but unissued shares.

	Note Y - 340,000 restricted shares valued at $34,000 were issued in exchange for services performed for China Net & Technologies, Inc. (a related entity).

	Note Z - 100,000 Class B warrants were exercised to a related party for cash at $4.50 per share. The cash from these warrants was deposited into the
Company's checking account.

	Note AA - 400,000 shares of common stock were exchanged for 2,000,000 restricted shares of common stock in China Net & Technologies, Inc.

	Note AB - 500,000 shares of common stock were exchanged for all the issued and outstanding common stock of Master Financial, Inc.

	Note AC - 10,000 shares were issued to a chip designer as a signing bonus.

	Note AD - 4,290 shares were issued to qualified investors pursuant to the special 10% stock dividend (See note 14)

NOTE 8:  STOCK OPTION PLANS

The Company has a stock option plan pursuant to Section 422A of the Internal Revenue Code. The plan has yet to be defined other than the reserving of 500,000 shares of common stock for such a plan.

The Company has also adopted a non-incentive stock option plan. This plan grants options that can be exercised at a specified price. The Company has resolved that 800,000 shares of common stock be reserved for this plan. On April 30, 1998 the Company granted the options to purchase 250,000 shares at 50 cents per share (the same as the then current market price) to the majority and controlling shareholders and an independent consultant. During the year ended September 30, 1999 the Company revoked 50,000 shares, leaving 200,000 options still outstanding. These options expire December 1, 2002.

On October 26, 1999, the Company granted options to purchase 120,000 additional shares at $1.25 per share (the same as the then current market price) to the majority and controlling shareholders. On July 28, 2000, the Company granted options to purchase 160,000 additional shares at $1.00 per share (the same as the then current market price) to four directors of the Company.

NOTE 9: WARRANTS

As part of its funding activities, the Company has issued warrants for the purchase of common stock. Additional warrants may be issued in the future during additional offerings. As of September 30, 2000, the following warrants were outstanding:

	Class B: one warrant can purchase one common share

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

NOTE 10: RISKS AND UNCERTAINTIES

As discussed in "Organization and Summary of Significant Accounting Policies", the Company was in the development stage from its inception on October 23, 1997 to September 30, 1999. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of capital funding and future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 10: RISKS AND UNCERTAINTIES (Continued)

The Company has commenced a plan of strict limits on and control over costs, expenses, compensation and capital expenditures. The Company believes it will receive sufficient capital from the exercise of warrants and the repayment of Notes from related and unrelated parties and the sale of an affiliate common stock, held by the Company.

The investments in marketable securities are held available-for-sale. As of
September 30, 2000 the account balance is $33,203.   	The investments in
marketable securities is subject to the hazards of trading equities on the open market. The account will experience growth and loss in varying amounts depending on the performance of the securities traded. All of the Company's $33,203 interest in the account is at risk and subject to loss.

NOTE 11: RELATED PARTY TRANSACTIONS

A director of the Company is also a director and major shareholder of R Tucker & Associates, Amcor Financial Corp. and China Net & Technologies, Inc. (formerly Corporate Finance Company). Transactions between the Company and these entities above have been described in Notes 2 and 3.

In November 1997 the Company issued 1,000,000 investment units to a related party in exchange for 80,000 shares of its common stock (See Note 2).

In December 1998 R Tucker & Associates, a related party, issued a promissory note for $765,200 to the Company in exchange for 137,000 shares of common stock and 88,000 shares of Class A warrants and the cancellation of a $50,000 note previously issued (See note 7E).

The accrued consulting fee as of September 30, 1999 is payable to China Net & Technologies, Inc. for services performed by Dennis Kaliher and Ronald S. Tucker. This liability was canceled during the current fiscal year in exchange for 63,000 shares of common stock (See note 7O&P) valued at $63,000, a cash payment of $66,800 and a $10,200 reduction in a note receivable from an affiliated company (See note 3).

In March 1999 the Company reduced a Note Receivable from R. Tucker and Associates in exchange for 80,000 shares of common stock in China Net & Technologies, Inc. valued at $200,000 (See note 2). In December 1999 the Company issued China Net & Technologies, Inc. 100,000 shares of common stock
valued at $80,000 for promotional services. 	In March 2000 China Net &
Technologies, Inc. issued to the Company 500,000 shares of its restricted common stock to reimburse the Company for promotional services, and in April 2000 the Company exchanged 400,000 shares of restricted common stock for 2,000,000 shares of China Net & Technologies, Inc. restricted common stock. The Company also entered into a license agreement with China Net & Technologies, Inc. to manufacture and distribute its "web-modem" in China. The license was valued at $200,000. $100,000 was paid on signing the license agreement and the balance is due when engineering drawings are delivered for manufacturing the product.

In December 1999 the Company exchanged shares with Amcor, a related entity, whose President and a Director is also the President and a Director of the Company (See note 3). The Company exchanged 300,000 shares of its common stock for 300,000 shares of Amcor's common stock valued at $600,000. The Company also exchanged 253,960 shares (253,960 Class A Warrants) for 100,000 restricted shares of Amcor common stock valued at $200,000. In addition the Company received an additional 300,000 shares of Amcor common stock from R Tucker and Associates (A related entity) valued at $600,000 in cancellation of a note receivable owed to the Company from R Tucker and Associates

NOTE 12: LEASE INCOME

The Company entered into an agreement to lease equipment to a previously unrelated third party, Silicon Resources, Inc., dated August 21, 1998 and received a partial payment in the amount of $5,350. During the current fiscal year the Company acquired 35% of Silicon Resources, Inc (See note 4). The original agreement had the following terms:

       18 months
       $8500 per month if all the workstations are installed

Silicon Resources, Inc. was to bill the Company for office space rental at $1.50 a square foot per month and provide engineering services at a rate of $104.05 per hour or $18,000 per month as requested by the Company as a credit for the lease of the equipment.

The above lease agreement was amended on October 22, 1998 to provide for the following terms:

Silicon Resources, Inc., rented equipment from the Company at a rate of $9,650 per month for five work stations, payable in the form of a credit. Silicon Resources would provide the Company with office space for $1,000 per month and the Company will credit Silicon Resources for $1,000 of the equipment rental payment. The remainder of the credit would be used to employ Silicon Resources, Inc. to provide engineering personnel on the Company's projects at a rate of $104 per hour. Any unused credit in a month would be accrued and could be used in subsequent months.

During the prior fiscal year Silicon Resources, Inc. was billed $115,800 for equipment leasing which was reported as lease income in the fiscal year 1999 statement of operations. During the current fiscal year this amount was reduced by $12,000 that the Company owed to Silicon Resources, Inc. for office space rental, leaving a balance due to the Company of $103,800 as of September 30, 1999.

On September 1, 1999 the Company began negotiations and entered into an agreement with Silicon Resources, Inc. to purchase a portion of Silicon Resources, Inc. a consulting business. On November 30, 1999 the Company entered into a modification agreement that was executed and completed during the current fiscal year with Silicon Resources, Inc. modifying the agreement entered into on September 1, 1999. Under the terms of the modification agreement, Silicon Resources and the Company entered into a non-exclusive license agreement for the Company's technology with a value at the time the agreement was entered into in the amount of $750,000, for which the Company will receive Silicon Resources, Inc. common stock. As of the date of the audit report the value of the investment in Silicon Resources could not be determined due to the lack of adequate financial information. The Company, Ron Tucker, president, and Silicon Resources, Inc. agreed to exchange 50,000 shares of its unrestricted common stock, cancel the indebtedness owed to the Company by Silicon Resources in the amount of $103,800 pursuant to the aforementioned Equipment lease, and the license fee in the amount of $750,000 for a total of 1,900,452 shares of Silicon Resources restricted common stock (See note 4).

NOTE 13: EARNINGS (LOSS) PER SHARE

As of September 30, 2000 and 1999 The Company had 8,358,266 and 7,045,016 common shares outstanding, respectively, and no preferred shares outstanding. The earnings (loss) per share amount is based on the weighted average number of shares actually outstanding. The number of shares used in the computation for September 30, 2000 and 1999 was 7,692,768 and 6,587,722 shares respectively.

NOTE 14: STOCK DIVIDEND

On August 2, 1999 the Board of Directors authorized a 10% stock dividend payable to those investors who purchase the corporation's common stock in the open market between August 2, 1999 and October 31, 1999, register the shares in their name, and are the registered shareholder on July 31, 2000. The shares to be distributed by August 31, 2000. On October 2, 1999 the Board of Directors extended the date for purchasing common stock in the open market from October 31, 1999 to December 31, 1999. On December 1, 1999 the Board of Directors extended the date for purchasing common stock in the open market from December 31, 1999 to January 31, 2000 and advanced the record date to March 31, 2000 from July 31, 2000.

On June 2, 2000, the Company distributed 4,290 shares of common stock in connection with the 10% stock dividend that was authorized on August 2, 1999.
 As a result of the stock dividend, common stock was increased by $43, additional paid in capital was increased by $5,856, and retained earnings was decreased by $5,899. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for September 30, 1999 have been restated to reflect the stock dividend.

NOTE 15: PREPAID EXPENSES

As explained in Note 7F, the Company exercised 4,000 Class B warrants in exchange for $20,000 in advertising and promotional services for the one year period from April 1999 to March 2000. Advertising and promotional services charged to operations for 2000 and 1999 was $10,000 and $10,000, respectively.

As explained in Note 7G, the Company exercised 300,000 Class A warrants and 50,000 Class B warrants in exchange for $500,000 in advertising and promotional services for the two year period starting October 1, 1999 (beginning of fiscal year 2000). Advertising and promotional services charged to operations for fiscal years 2000 and 1999 was $250,000 and 0, respectively, leaving $250,000 as a prepaid expense as of September 30, 2000.

NOTE 16: NOTE RECEIVABLE FOR COMMON STOCK

In December 1998, the Company issued 35,000 shares of common stock to an unrelated investor in exchange for $25,000 in cash and a $105,000 note receivable. During the current fiscal year the Company collected $60,000 in cash on this note receivable. The Company's accounting policy requires the Company to report the prior year $60,000 in the current asset section as a note receivable and the balance of $45,000 in the stockholders' equity section as of September 30, 1999.

 Also, in December 1998, the Company issued 137,000 shares of common stock and 88,000 Class A warrants were exercised in exchange for a $765,200 note receivable from a related party. In March 1999 of the prior year the note was reduced by $200,000 in exchange for 80,000 shares of common stock in a related party transaction. The balance due of $565,200 as of September 30, 1999 is reported in the stockholders' equity section together with note receivable for common stock. During the current fiscal year this note receivable for common stock was reduced to zero. The Company received 300,000 shares of Amcor common stock from R Tucker and Associates valued at $600,000 (See note 5) and reduced accrued consulting fees $10,200 from an affiliated company (See note
11).

NOTE 17: NAME CHANGE

In April 1999 of the current year the Board of Directors voted to change the Company's name from Tensleep Design, Inc. to Tensleep Technologies, Inc. After year-end, the Board of Directors voted to change the Company's name to Tensleep.com, Inc. The purpose of changing the name was to reflect the focus of the Company in developing Internet Technologies and E-Commerce Portal sites. At the annual meeting of Shareholders held in July 2000 the shareholders proposed and approved a change in the Company's name to "Tensleep Corporation".

NOTE 18: ROYALTY INCOME

In April 2000 the Company learned that pursuant to a license agreement entered into by and between Zilog and Sundance Design, Inc., which was purchased by the Company, from Sundance Design, Inc. a nonaffiliate, that the Company was entitled to royalties in the amount of $72,320. These royalities accumulated from 1997 through March 2000. Royalty Income for April 2000 through September 2000 amounted to $49,857. The Company collected $86,887 during the current year leaving a balance due of $35,290 which was collected in December 2000.

Sundance Design, Inc., is a Company owned by Dennis Kaliher and was the previous owner of the technology purchased by the Company.

NOTE 19: LICENSE FEES

In November 1999 the Company provided Silicon Resources, Inc., an unaffiliated company, a non-exclusive license to use the Company's technology valued at $750,000 (See note 5 and 12).

In March 2000 the Company granted a license to manufacture and distribute its "web-modem" in China to China Net & Technologies, Inc., an affiliate. The license was valued at $200,000, of which $100,000 was received on signing the license agreement and the balance is due during the next operating period when engineering drawings are delivered for manufacturing the product.

NOTE 20: ACQUISITION OF MASTER FINANCIAL GROUP, INC.

On March 31, 2000 the Company acquired 100% of Master Financial Group, Inc. for 500,000 shares of the Company's common stock valued at $2.50 per share in a business combination accounted for as a purchase. Master Financial Group, Inc. is an Internet financial services company. The results of operations of Master Financial Group, Inc. is included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition was $1,250,000 which exceeded the fair value of the net assets of Master Financial Group, Inc. by $1,087,352. The excess is reported as goodwill in the accompanying consolidated balance sheet and is being amortized on the straight line method over 10 years. An additional 200,000 shares of the Company's common stock may be issued to Master Financial Group, Inc. based
on an earnings contingency.   If the net earnings are more than $500,000 but
less than $1,000,000 a portion of the 200,000 shares will be delivered.

We were unable to obtain adequate detailed books and records and supporting data in order to complete the audit of the subsidiary Master Financial Group, Inc. Therefore, we were not able to satisfy ourselves about the amount that goodwill is recorded at in the accompanying consolidated balance sheet at September 30, 2000 (stated at $337,352), the amount of goodwill amortization expense (stated at $16,868), and goodwill asset impairment (stated at $150,000) and impact on the consolidated accrued income taxes and income tax expense of Tensleep Corporation for the year then ended.

Subsequent to year-end the Company evaluated the recoverability or this investment. Due to change in market conditions and inadequate performance the Company has written down goodwill $750,000. The write-off of goodwill is included in the September 30, 2000 consolidated statement of operations as asset impairment.

The Company is owed $112,000 from a prior shareholder of Master Financial. This amount is reported on the consolidated balance sheet as an other receivable.

NOTE 21: INVESTMENT IN TENSLEEP TECHNOLOGIES, INC.

In July 2000 the Company exchanged net assets valued at $1,199,631 for 5,000,000 shares of Tensleep Technologies, Inc., a wholly owned subsidiary under common control in a business combination accounted for as a pooling. Tensleep Technologies, Inc., will complete the development of a motor controller, a non-Internet product and focus on bringing-to-market penetration through strategic relationships, joint ventures and international marketing alliances

NOTE 22: INCOME TAXES

The Company has not generated any taxable income and therefore a provision for income taxes is not necessary. Similarly, a provision for deferred taxes is not necessary. For income tax purposes, the Company had available, at September 30, 2000 and 1999, net operating loss ("NOL") carryforwards of approximately $2,257,163 and $1,991,295 respectively, which will expire in various years from 2018 through 2019. A valuation allowance was provided in full against the net deferred tax assets resulting from the losses because the utilization of the NOL is dependent on future taxable profits.

NOTE 23: DUE FROM TENSLEEP APPLIANCE

The Company has loaned Tensleep Appliance, a related entity, certain funds to cover start-up expenses. The balance due to the Company is $50,000 and $0 as of September 30, 2000 and 1999 and is secured by 1,700,000 shares of Tensleep Appliance stock. When the loan is paid back by Tensleep Appliance there is an agreement providing the opportunity for the Company to purchase the 1,700,000 shares of Tensleep Appliance stock for $100,000.

NOTE 24: SUBSEQUENT EVENTS

In December 2000 the Company formed a wholly owned subsidiary corporation, Tensleep Europe, Inc., and completed the acquisition of a majority interest in Whisk.co.uk, Limited, which is located in London. The Company intends to transfer its interest in Whisk.co.uk, Limited to Tensleep Europe. The Company has exchanged 2,600,000 shares of its common stock for an approximate 60% interest in that Company valued at $.50 per share.

In November 2000 the Board of Directors authorized the accrual of a consulting fee of $75,000 for the services of Ronald Tucker payable to China Net & Technologies, Inc.







                          INDEPENDENT AUDITOR'S REPORT
                          ON CONSOLIDATING INFORMATION



To the Board of Directors and
Stockholders of Tensleep Corporation


Our report on our audit of the consolidated financial statements of Tensleep Corporation and subsidiaries for 2000 appears on pages 1 and 2. This audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information in Schedules l and ll has been subjected to the auditing procedures applied in the audits of the consolidated financial statement with the exception of the scope limitations as reported on page 1 and 2 and is presented for purposes of additional analysis of the consolidated financial statements rather than to present financial position, results of operations, and cash flows of the individual companies. Accordingly, we do not express an opinion on the financial position, results of operations, and cash flows of the individual companies. However, in our opinion, the consolidating information in Schedules l and ll is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.




Palm Springs, California
January 9, 2001

                                 TENSLEEP CORPORATION
Schedule 1
                             CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 2000


                                         ASSETS

                                      Parent    Subsidiary  Subsidiary
                                     Tensleep    Tensleep     Master   Consolidating    Consolidated
                                   Corporation  Technology  Financial     Entries        Totals
                                   -----------  ----------  ---------- --------------   ------------
CURRENT ASSETS

  Cash                             $   209,552  $   15,129  $  299,574 $           -    $    524,255
  Marketable Securities
           (See note 1)                      -           -      33,203             -          33,203
  Prepaid Expenses
           (See note 15)               250,000           -           -             -         250,000
  Other Receivable
           (See note 20)                     -           -     112,000             -         112,000
  Due From Tensleep Appliance
           (See note 23)                50,000           -           -             -          50,000
  License Fee Receivable
           (See note 19)               100,000           -           -             -         100,000
  Royalty Receivable
           (See note 18)                35,291           -           -             -          35,291
  Due From Tensleep Technology          95,306           -           -       (95,306)            -
  Loan Receivable                       30,000           -           -             -          30,000
                                   -----------  ----------  ---------- --------------   ------------
          Total Current Assets         770,149      15,129     444,777       (95,306       1,134,749
                                   -----------  ----------  ---------- --------------   ------------
PROPERTY AND EQUIPMENT

  Machines & Equipment                       -     102,014       3,743             -         105,757
  Software                                   -     172,371      14,357             -         186,728
                                   -----------  ----------  ---------- --------------   ------------
                                             -     274,385      18,100             -         292,485
  Less accumulated depreciation
      and amortization                       -     228,655       2,060             -         230,715
                                   -----------  ----------  ---------- --------------   ------------
     Net Property and Equipment              -      45,730      16,040             -          61,770
                                   -----------  ----------  ---------- --------------   ------------

OTHER ASSETS

  Goodwill - net of accumulated
    amorization of $16,868                   -           -           -       320,484         320,484
  Investment in China Net &
    Technologies, Inc. (See note 2)  1,672,135           -           -             -       1,672,135
  Investment in Amcor Financial
    Corp. (See note 3)               1,283,768           -           -             -       1,283,768
  Investment in Master Financial
    Group, Inc. (See note 20)          500,000           -           -      (500,000)              -
  Investment in Silicon
    Resources (See note 4)                   -   1,103,800           -             -       1,103,800
  Investment in Tensleep
    Technologies (See note 21)       1,199,631           -           -     (1,199,631)             -
                                   -----------  ----------  ---------- --------------   ------------
      Total Other Assets             4,655,534   1,103,800           -     (1,379,147)     4,380,187
                                   -----------  ----------  ---------- --------------   ------------

TOTAL ASSETS                       $ 5,425,683  $1,164,659  $  460,817 $   (1,474,453)  $  5,576,706
                                   ===========  ==========  ========== ===============  ============



                                 TENSLEEP CORPORATION

                              CONSOLIDATED BALANCE SHEETS
 Schedule 1
                                   SEPTEMBER 30, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY


                                     Parent     Subsidiary  Subsidiary
                                    Tensleep    Tensleep     Master     Consolidating   Consolidated
                                   Corporation  Technology   Financial     Entries        Totals
                                   -----------  ----------  ----------  --------------  ------------
CURRENT LIABILITIES
     Accounts Payable              $       488  $      267  $        -  $            -  $        755
     Loan payable to China               2,291           -           -               -         2,291
          Net & Technologies,
          Inc. (See note 6)
     Due to Tensleep Corp.                   -      95,306           -         (95,306)            -
                                   -----------  ----------  ----------  --------------  ------------
     Total Current LiabilitiES           2,779      95,573           -         (95,306)        3,046
                                   -----------  ----------  ----------  --------------  ------------

TOTAL LIABILITIES                        2,779      95,573           -         (95,306)        3,046
                                   -----------  ----------  ----------  --------------  ------------

STOCKHOLDERS' EQUITY
     Preferred stock                         -           -           -               -             -

     Common stock
          Tensleep Corporation          83,583           -           -               -        83,583
          Tensleep Technology                -      50,000           -         (50,000)            -
          Master Financial                   -           -      10,000         (10,000)            -

     Treasury stock                          -           -           -               -             -

     Additional paid-in capital
          Tensleep Corporation       7,869,689           -           -               -     7,869,689
          Tensleep Technology                -   1,149,631           -      (1,149,631)            -
          Master Financial                   -           -       8,100          (8,100)            -

     Allowance for Unrealized
          Gains (Losses) Marketable
          Equity Securities                  -           -     (41,468)              -       (41,468)

     Retained Earnings              (2,530,366)   (130,545)    484,185        (161,416)   (2,338,144)
                                   -----------  ----------  ----------  --------------  ------------

TOTAL STOCKHOLDERS' EQUITY           5,422,904   1,069,086     460,817      (1,379,147)    5,573,660
                                   -----------  ----------  ----------  --------------  ------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY          $5,425,683  $1,164,659  $  460,817  $  ( 1,474,453) $  5,576,706
                                    ==========  ==========  ==========  =============== ============






The accompanying notes are an integral part of these statements.

                                   TENSLEEP CORPORATION
Schedule 2
                           CONSOLIDATED STATEMENT OF OPERATIONS

                          FOR THE YEAR ENDED SEPTEMBER 30, 2000


                                      Parent    Subsidiary  Subsidiary
                                     Tensleep    Tensleep     Master    Consolidating   Consolidated
                                   Corporation  Technology  Financial      Entries         Totals
                                   -----------  ----------  ----------  --------------  ------------
REVENUES
    Memberships                    $         -  $        -  $   21,219  $            -  $     21,219
    Design Fees                              -      22,400           -               -        22,400
    Stock Promotion                          -           -     419,692               -       419,692
    License Fees (See note 19)         950,000           -           -               -       950,000
    Royalty Income (See note 18)       122,177           -           -               -       122,177
    Other Income                         1,556           -           -               -         1,556
                                   -----------  ----------  ----------  --------------  ------------
                                     1,073,733      22,400     440,911               -     1,537,044
                                   -----------  ----------  ----------  --------------  ------------
EXPENSES

    Advertising                         75,025           -           -               -        75,025
    Automobile expense                   3,362         122           -               -         3,484
    Bank fees & brokerage charges          451          17       2,103               -         2,571
    Compensation                        14,375           -           -               -        14,375
    Consulting expense                 406,833           -           -               -       406,833
    Depreciation and Amortization       68,596      22,865       2,060          16,868       110,389
    Dues and subscriptions               2,512           -           -               -         2,512
    Filing fees                            950           -           -               -           950
    Insurance                            1,539       1,868         448               -         3,855
    Interest                               329           -           -               -           329
    License & permits                       50           -           -               -            50
    Other expenses                       2,345       8,439       3,632               -        14,416
    Office supplies                      6,322           -           -               -         6,322
    Outside services                    39,211         303     102,500               -       142,014
    Payroll & Payroll Taxes                  -      19,549           -               -        19,549
    Postage & delivery                   1,466         182           -               -         1,648
    Printing and reproduction               60           -          94               -           154
    Professional fees                   28,537           -           -               -        28,537
    Promotion                           13,091           -           -               -        13,091
    Repairs                              1,053           -           -               -         1,053
    Product development costs                -      95,926           -               -        95,926
    Supplies                             1,089           -           -               -         1,159
    Telephone                            7,343           -         896               -         8,280
    Travel & Entertainment              25,299       3,566       4,131               -        32,926
    Utilities                              670           -           -               -           670
                                   -----------  ----------  ----------  --------------  ------------
                                       700,438     152,948     115,864          16,868       986,118
                                   -----------  ----------  ----------  --------------  ------------
INCOME (LOSS) FROM OPERATIONS          373,295    (130,548)    325,047         (16,868)      550,926
                                   -----------  ----------  ----------  --------------  ------------
OTHER INCOME (EXPENSE)
    Interest Income                      6,295           3       4,171               -        10,469
    Income (loss) on equity
                 investment            (87,682)          -           -               -       (87,682)
    Asset Impairment
                 (See note 20)        (750,000)          -           -               -      (750,000)
    Realized gain on marketable
         securities (See note 1)             -           -      10,419               -        10,419
                                   -----------  ----------  ----------  --------------  ------------
                                      (831,387)          3      14,590               -      (816,794)
                                   -----------  ----------  ----------  --------------  ------------
PROVISION FOR INCOME TAX - NOTE 22           -           -           -               -             -
                                   -----------  ----------  ----------  --------------  ------------
NET INCOME (LOSS)                     (458,092)   (130,545)    339,637         (16,868)     (265,868)
                                   ===========  ==========  ==========  ==============  ============



The accompanying notes are an integral part of these statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following are the Officers, Directors, and Key Management of the Company.

     Name                Position

     Ronald S. Tucker    Director and Chief Executive Officer and Chief
                            Financial Officer
     Christopher Rayne   Director and Chief Operating Officer
     James Y. Wang       Director and Vice President
     Gary Magee          Director
     H Glen Leason       Director
     Dennis Kaliher      Vice President

     Ronald S. Tucker, 62, Chief Executive Officer, Chief Financial Officer and Director, is the founder of the Company. In 1996, Mr. Tucker founded China Net & Technologies, Inc. and is now its President. Since 1990. to present, Mr. Tucker was the founder and has been the President and director of R Tucker & Associates, Inc, a financial and corporate development consulting firm. Mr. Tucker for a period of seven months was a director of 3CI, Inc., a public company, and for a period of three months was the President of that Company. Mr. Tucker is a graduate of the University of California at Los Angeles where he received a Bachelor of Science while majoring in finance and accounting. Mr. Tucker is also a graduate of the Loyola University School of Law. Mr. Tucker is a member of the California and Texas Bar Associations.

     Christopher Rayne, age 53, Chief Operating Officer and and served as a Director since April 2000, since 1989 has been an international management consultant, assisting and advising numerous development stage and emerging growth companies (both public and privately held) in the USA and in Europe.

     James Y. Wang, age 39, is the President, Chief Operating Officer and director of the Company. Mr. Wang from 1994 to 1999 was the President of International Trading System Company. In addition from January 2000 to November 2000 Mr. Wang was a director and the President of Master Financial Group, Inc., a wholly owned subsidiary of the Company, and which is the publisher of analystgroup.com a financial Internet newsletter. Between 1994 and 1999 Mr. Wang was a research scientist and Assistant Professor, Lab Director at the University of Minnesota School of Medicine. Mr. Wang received a Bachelor of Science degree from the University of Science and Technology in Hefei, China in 1985, a Master of Science Degree from the Shanghai Second Medical Immunology University, Shanghai, China in 1988, and his Ph.D. degree from the University of Arizona in 1994.

     Gary E. Magee, 59, has served as a Director since July 2000.  Mr.
Magee has more than 35 years experience in Banking, Mortgage Banking and Consumer Finance in the midwest and Calfiornia financial markets. He is s co-founder and Executive Vice President for a nationwide manufactured housing lend and a California Mortgage Company. Vice President Crocker National Bank, and President, Chief Executive Officer of a mortgage company. Since September 1997 he has been the Regional Vice President with Mobile Consultants, Inc., a nationwide manufactured housing finance company. He is a licensed California real estate broker, Fire/Casualty Broker/Agent and Life Agent. He attended the University of Wisconsin, Madison, Wisconsin.

     H Glen Leason, 75, has served as a director of the Company since July 2000. From February 1999 to present he has served as a director of USA Biomass Corporation ("USBC"). From 1984 to the present, Mr. Leason has served as a Senior Vice President with Torrey Pines Securities. Prior to that, Mr. Leason served in the United States Navy Submarine Service From 1943 to 1946. He was a securities broker with Leason & Company in Chicago, Illinois from 1946 through 1960, eventually becoming Vice President for its initial public offering department in Newport Beach, California, was a Vice President in the initial public offering department atR.J. Henderson & Co., in Newport Beach, California from 1960 to 1966, was an Emerging Growth Stock Vice President with Jefferies & Co. in Newport Beach, California from 1966 until Jefferies & Co., was purchased in 1969, and rejoined Leason & Company as President until 1973. From 1973 to 1984, Mr. Leason worked with Wedbush Securities and then with McDonald, Krieger & Bowyer in Beverly Hills, California. Mr. Leason completed various courses at Northwestern University and Loyola Marymount University, is a registered representative with the NASD and holds a principal's license.

     Dennis E. Kaliher, age 64, is a Vice President of the Company and the President of Tensleep Technologies, Inc., founded Sundance Design, Inc., in 1987 and has served as its President and Director since its inception. He has more than thirty years of experience in telecommunications and semiconductor product design, engineering, marketing and corporate management with Collins Radio Co., Rockwell International, and Advanced Micro Devices and founding the Company. From 1963 to 1986, Mr. Kaliher's experience at Collins and Rockwell ranged from developing and marketing communications switching systems to managing the development and growth of large and very large IC components. He also participated in the growth of data modems, fax modems and other communications devices for the telecommunications industry. Mr. Kaliher received his BEE from the University of Minnesota.

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

     Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended September 30, 2000 and thereafter, or any written representations received by the Company from reporting persons that no other reports were required, the Company believes that, during the Company's 2000 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

     The Company's officers and directors, during this time, to conserve capital, have agreed to work for no compensation but reimbursement of business expenses, out of pocket costs and consulting fees as cash is available. At a time the Board determines is appropriate, the Company will enter employment agreements with the officers and establish compensation for the directors. The Company, at its year end September 30, 1999 and 2000, authorized the accrual and payment of a consulting fee of $140,000 and less than $60,000, respectively, for services provided by Ronald S. Tucker valued at $100,000 and less then $60,000, respectively, and Dennis Kaliher valued at $40,000 and less than $60,000, respectively.

     The following table reflects the Executive Compensation for the year ending September 30, 1999 and 2000:




SUMMARY COMPENSATION TABLE

                                               Other Annual
          Name and                             Compensation
          Principal Position               1999            2000
          -----------------             -----------   ------------
          Ronald S. Tucker, CEO         $ 107,380(1)   N/A
          Dennis E. Kaliher, COO        $  40,500(2)   N/A

          (1) For 1999 this represents cash of $7,380 and an accrual of $100,000.
          (2) For 1999 this represents cash of $500 and an accrual of $40,000.

QUALIFIED AND NON QUALIFIED STOCK OPTIONS

     The board of directors and shareholders for the Company have adopted a Qualified and Non Qualified Stock Option Plan pursuant to Sections 421-424 of the Internal Revenue Code. The Plan authorizes the granting of up to 500,000 and 800,000 options to purchase Company common stock under the Qualified and Non Qualified Plan, respectively. The Plan is administered by the Board of Directors or by a committee appointed by the Board. As of September 30, 2000 Non Qualified Options exercisable within five years have been granted as follows:

          Ronald S. Tucker         100,000   @    $0.50 per share
                                    80,000   @    $1.25 per share
          Dennis Kaliher           100,000   @    $0.50 per share
                                    40,000   @    $1.25 per share
          Gary Magee                40,000   @    $1.00 per share
          H. Glen Leason            40,000   @    $1.00 per share
          Christopher Rayne         40,000   @    $1.00 per share
          James Y. Wang             40,000   @    $2.00 per share

     To date non of the options have been exercised.

EMPLOYMENT AGREEMENTS

     The Company at this time has not entered an employment agreement with any of the officers or directors. The management does not believe that an agreement will be entered until after September of 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company, as of November 30, 2000, had 12,032,023 shares of its Common stock and 56,000 Class B Warrants to purchase common stock issued and outstanding with 480,000 options granted. The following schedule tabulates holders of Common Stock of the Company by each person who holds or record or is known by Management of the Company to own beneficially more than five percent (5%) of the Common Stock outstanding, and, in addition, by all Officers and Directors of the Company Individually, and as a group. The Shareholders listed below have sole voting and investment power.





                       Ownership more than 5%

Class Securities  Name                   Number of   Percent of
                                         Shares      Outstanding

Common Stock      Shira Investments,Inc. 2,600,000     20.7%
                  90490 Vaduz
                  Leichstenstein

Common Stock      R Tucker &             2,492,388     19.8%
                  AssociateS, Inc.1
                  78153 Calle Norte
                  La Quint, CA

Common Stock      Dennis Kaliher2        1,222,127      9.7%
                  3802 Frodo Cove
                  Austin, TX

Common Stock      James Wang3              740,000      5.8%
                  400 Mary Lane
                  Maplewood MN

Common Stock      Amcor Financial Corp     630,000      5%
                  89025 52nd Avenue
                  Coachella, CA

                  Total                  7,684,515     61.1%

1 Ronald S. and Leticia I. Tucker are majority shareholders of both R Tucker & Associates, Inc. and China Net & Technologies, which owns 403,428 shares that are included above. These shares include 21,000 Class B Warrants in name of R Tucker and Associates, Inc.
2 Dennis Kaliher is the majority stockholder of Sundance Design, Inc., a Texas corporation, which owns 200,000 shares which are included. This also includes 140,000 options.
3 Includes 400,000 shares in the name of Lei Li, Mr. Wang's wife, and 40,000 options.

                             Management

Class Securities  Name                Number of   Percent of
                                      Shares      Outstanding

Common Stock      Ronald S. Tucker1   2,676,838     21.3%
                  79860 Tangelo
                  La Quint, CA

Common Stock      Dennis Kaliher2     1,222,127      9.7%
                  3802 Frodo Cove
                  Austin, TX

Common Stock      James Wang3           740,000      5.8%
                  400 Mary Lane
                  Maplewood, MN

Common Stock      Chris Rayne4          290,000      2.3%
                  Surrey
                  London, UK

Common Stock      Gary Magee5           200,000      1.6%
                  1298 Hiatte Street
                  La Habra
                  Heights, CA

Common Stock      H. Glen Leason5       200,000      1.6%
                  77955 Calle Arroba
                  La Quinta, CA

                  All Directors &     5,328,965     42.4%
                  Officers As a
                  Group(6)


1 These shares include 4,450 shares in their names as joint tenants, 2,088,960 shares by R Tucker & Associates,403,438 shares by Corporate Finance Company, 180,000 options and 21,000 Class B Warrants held by R Tucker & Associates, Inc.
2 These shares include 200,000 in the name of Sundance Design, Inc., a Texas corporation, and 140,000 options.
3 Includes 400,000 shares in the name of Lei Li, Mr. Wang's wife, and 40,000 options.
4 Includes 40,000 options and 250,000 shares in the name of Capital Reserve Management, LLC.
5    Includes 40,000 options.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

 Exhibit No.    Description                                 Method of
                                                            Filing
     3.   Charter and Bylaws
          3.1    Articles of Incorporation                       A
          3.1.1  Amended Articles for change of Name             C
          3.1.2  Amended Articles for change of Name             D
          3.1.3  Amended Articles for change of Name             *

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

          10.3 Warrant Agreement for Class A Warrants            A

          10.4 Warrant Agreement for Class B Warrants            A
          10.5 Stock Option Plan                                 A
          10.6 Distribution Agreement                            C

     11.  Statement re: Computation of Per Share Earnings        **

     21.  Subsidiaries of the Registrant                         *
     27.  Financial Data Schedule                                *
     99.  Additional Exhibits

          99.1 Audited Financial Statement for the
               Company date December 31, 1997                    A
          99.2 Agreement with Silicon Resources for
                  Rental                                         B
          99.3 Stock Purchase Agreement - Master Financial       E
          99.4 Audited Financial Statement for the
             Company for the year ending 9/30/98                 C
          99.5 Audited Financial Statement for the
               Company for the year ending 9/30/99               D
          99.6 Stock Exchange Agreement - Whisk                  *


*    Included herewith.
**   Contained in Financial Statements included herewith.
A    Incorporated by reference to the Company's Form 1 - A Registration
       Statement No. 24-3960.
B    Filed with original Form 10SB, Accession Number:
       0001006024-99-000010
C    Filed with Form 10SB/A which became effective August 2, 1999.
D    Filed with Form 10KSB for year ending 9/30/1999
E    Filed with Form 8KSB on 5/8/2000

(b) Reports on Form 8-K.

     None.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, there unto duly authorized.


                         Tensleep.com, Inc.
                            (Registrant)

  Signature                      Title                    Date

/S/   Ronald S. Tucker        Director, CEO and CFO    January 15, 2001
Ronald S. Tucker

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/   H. Glen Leason          Director                  January 15, 2001
H. Glen Leason



/S/   Gary Magee              Director                  January 15, 2001
Gary Magee



S/   Chris Rayne              Director                  January 15, 2001
Chris Rayne