Form 10QSB
period 2000-12-31
TENSLEEP CORP
filed 2001-02-20
CIK 1006024

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C.  20549

                             FORM 10-QSB


 (MARK ONE)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________TO _________________



                 Commission File Number   0 - 30164



                        TENSLEEP CORPORATION
           (Name of Small Business Issuer in its charter)


          COLORADO                                       33-0789960
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


     The number of shares outstanding of issuer's only class of Common Stock, no par value, was 11,832,023 on December 31, 2000.

                               INDEX

PART I.  FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . .

     Item 1.  Financial Information  . . . . . . . . . . . . . . . .

          Financial Statements for Tensleep Corporation:

              Balance Sheets . . . . . . . . . . . . . . . . . . . .

              Statements of Operations. . . . . . . . . . . . . . . .

              Statements of Shareholders' Eqity  . . . . . . . . . .

              Statements of Cash Flows . . . . . . . . . . . . . . .

              Notes to Finanical Statements. . . . . . . . . . . . .

      Item 2.  Management's Discussion and analysis or Plan of Operations

               Overview . . . . . . . . . . . . . . . . . . . . . . .

               Plan of Operation. . . . . . . . . . . . . . . . . . .

               Discussion and Analysis. . . . . . . . . . . . . . . .

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .

      Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .

      Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .

      Item 4.  Submission on Matters to Vote of Security-Holders. . .

      Item 5.  Other Information. . . . . . . . . . . . . . . . . . .

      item 6.  Exhibits and Reports on Form 8 - K . . . . . . . . . .


                          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The consolidate financial statements have been prepared by Tensleep Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading when read with the Company's audited financial statements for the rears ended September 30, 2000 and 1999. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair statement of the results from the periods presented.

                      TENSLEEP CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                             DECEMBER 31, 2000 AND 1999

                                       ASSETS
                                                             2000            1999
                                                         -----------     -----------
CURRENT ASSETS

 Cash                                                    $   197,862     $    73,307
 Marketable Securities (See note 1)                           40,789               -
 Prepaid Expenses (See note 15)                              187,500         445,100
 Other Receivables (See note 20)                             430,760               -
 Due from Tensleep Appliance (See note 23)                   102,233               -
 License Fee Receivable (See note 19)                        100,000               -
 Royalty Receivable (See note 18)                             19,748               -
 Loan Receivable                                              36,000               -
                                                         -----------     -----------
      Total Current Assets                                 1,114,892         518,407
                                                         -----------     -----------
PROPERTY AND EQUIPMENT

 Machines & Equipment                                        106,336         102,014
 Software                                                    186,728         172,371
                                                         -----------     -----------
                                                             293,064         274,385
 Less accumulated depreciation and amortization              254,609         160,060
                                                         -----------     -----------
      Net Property and Equipment                              38,455         114,325


OTHER ASSETS

 Goodwill - net of accumulated amorization of $25,302
                                        (See note 20)        312,050               -
 Investment in China Net & Technologies, Inc., at
                                 equity (See note 2)       1,656,508         634,667
 Investment in Amcor Financial Corp., at equity
                                         (See note 3)      1,266,654       1,400,000
 Investment in Silicon Resources, at cost (See note 4)     1,103,800       1,103,800
 Receivable (See note 5 and 12)                                    -               -
 Investiment in Whisk.co.uk                                1,300,000               -
                                                         -----------     -----------
      Total Other Assets                                   5,639,012       3,138,467
                                                         -----------     -----------

TOTAL ASSETS                                             $ 6,792,359     $ 3,771,199
                                                         ===========     ===========


                          TENSLEEP CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                               DECEMBER 31, 2000 AND 1999

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             2000            1999
                                                         -----------     -----------
CURRENT LIABILITIES
   Accounts Payable                                      $     1,041     $     5,393
   Loan payable to China Net & Technologies, Inc.
                           (See nOTE 6)                        2,291          17,159
   Accrued consulting fees (See note 11)                      75,000          66,800
                                                         -----------     -----------
    Total Current Liabilities                                 78,332          89,352
                                                         -----------     -----------

TOTAL LIABILITIES                                             78,332          89,352


STOCKHOLDERS' EQUITY
   Preferred stock, no stated value, 10,000,000 shares             -               -
   authorized no shares issued and outstanding

   Common stock, $.01 stated value, 50,000,000 shares        118,321          70,040
   authorized 11,832,023 and 7,045,016 shares issued
   and outstanding at December 31, 2000 and 1999,
   respectively

   Treasury stock, 1,000,000 and 0, at cost, for                   -               -
   December 31, 2000 and 1999, respectively

   Additional paid-in capital                              9,286,000       5,128,959

   Allowance for Unrealized Gains (Losses) on                (48,055)              -
   Marketable Equity Securities (See note 1)

   Note Receivables for common stock                         (82,000)              -
   (See note 11 and 16)

   Retained Earnings (Accumulated Deficit)                (2,560,239)     (1,517,152)
                                                         -----------     -----------

TOTAL STOCKHOLDERS' EQUITY                                 6,714,027       3,681,847
                                                         -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 6,792,359     $ 3,771,199
                                                         ===========     ===========

The accompanying notes are an integral part of these statements.

                             TENSLEEP CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                             2000            1999
                                                         -----------     -----------
REVENUES
   Design Fees                                           $         -     $         -
   Memberships                                                 4,601               -
   License Fees (See note 19)                                      -         750,000
   Stock Promotion                                            87,955               -
   Royalty Income (Note 18)                                   19,748               -
   Other Income                                                  117             705
                                                         -----------     -----------
                                                             112,862         750,705

EXPENSES
   Advertising                                                   500          58,305
   Automobile expense                                          1,040             868
   Bank service charges                                          262              62
   Compensation                                                    -               -
   Consulting expense                                        149,500         176,333
   Depreciation and Amortization                              32,238          22,866
   Dues and subscriptions                                         15             132
   Filing fees                                                     -              50
   Insurance                                                       -           1,539
   Interest                                                      176              98
   License & permits                                               -              50
   Other expenses                                              5,237              69
   Office supplies                                               188              56
   Outside services                                           11,156           6,637
   Payroll & Payroll Taxes                                     4,717               -
   Postage & delivery                                            365             266
   Printing and reproduction                                       -               -
   Professional fees                                           1,550           2,407
   Promotion                                                       -               -
   Rent                                                          540               -
   Repairs                                                       526              95
   Product development costs                                       -               -
   Supplies                                                    2,842               -
   Telephone                                                   1,349           1,923
   Travel & Entertainment                                     10,340           4,616
   Utilities                                                       -             189
                                                         -----------     -----------
                                                             222,541         276,561
                                                         -----------     -----------
INCOME (LOSS) FROM OPERATIONS                               (109,679)        474,144
                                                         -----------     -----------
OTHER INCOME (EXPENSE)
   Interest Income                                             4,131               -
   Income (loss) on equity investments                       (32,739)              -
   Net Realized gain on marketable
        securities (See note 1)                              ( 7,478)              -
                                                         -----------     -----------
                                                             (36,086)              -
                                                         -----------     -----------
PROVISION FOR INCOME TAXES (See note 22)                           -               -
                                                         -----------     -----------
NET INCOME (LOSS)                                        $  (145,765)    $   474,144
                                                         ===========     ===========


EARNINGS PER COMMON SHARE (SEE NOTE 13)                  $     (0.01)    $      0.07
                                                         ===========     ===========


The accompanying notes are an integral part of these statements.

                         TENSLEEP CORPORATION & SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   F0R THE THREE MONTHS ENDED DECEMBER 31, 2000 and 1999

                                                                                                       Allowance
                                                                                                    for Unrealized
                                                                                              Note      Gains and
                                                                   Additional              Receivable  Losses on
                      See             Number of             Common   paid-in     Retained      for     Marketable
                      Note   Date      shares    Considera   stock   capital     Earnings     stock   Equity Sec         Total
                      -----------------------------------------------------------------------------------------------------------
Balance 9/30/1998
  as prev. reported                  6,103,016             $  61,030 $  535,186 $(1,780,930) $       -  $         -  $ (1,184,714)
Adjustments:
  Prior prd adj                                                    -          -     (32,205)         -            -       (32,205)
  cost to equity
  method - Note 2                    ---------  ---------- --------- ---------- ------------ ---------  -----------  -------------

Balance, 10/1/1998
  as restated                        6,103,016             $  61,030 $  535,186 $(1,813,135) $       -  $         -  $ (1,216,919)

Stock issued          7A  12/15/98      35,000   Cash/Note       350    174,650           -          -            -       175,000
Stock issued          7B  12/15/98       8,000   Non-cash         80     39,920           -          -            -        40,000
Stock issued          7C  12/15/98     300,000   Non-cash      3,000  1,497,000           -          -            -     1,500,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7D  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7E  12/15/98     137,000    Note         1,370    683,630           -          -            -       685,000
Exercise A Warrants   7E  12/15/98      88,000    Note           880     34,320           -          -            -        35,000
Exercise B Warrants   7F  03/31/99       4,000   Non-cash         40     19,960           -          -            -        20,000
Exercise A & B Warr   7G  09/13/99     350,000   Non-cash      3,500    496,500           -          -            -       500,000
Note Rec for stock    16                     -                                -           -   (610,200)           -      (610,200)
Net income (loss)
        1999                                  -                               -   ( 253,242)         -            -      (253,242)
                                      ---------  --------- --------- ---------- ------------ ---------- ------------ -------------
Balance 9/30/1999                     7,045,016            $  70,450 $3,580,966 $(2,066,377) $(610,200) $         -  $    974,839

Exercise B Warrants   7H  10/11/19       15,000  Non-cash        150     74,850           -          -            -        75,000
Exercise A Warrants   7I  10/26/19       20,000  Non-cash        200     19,800           -          -            -        20,000
Stock issued          7J  10/29/19       35,000  Non-cash        350     27,650           -          -            -        25,000
Exercise A Warrants   7K  11/01/19        5,000   Cash            50      3,950           -          -            -         4,000
Exercise A Warrants   7L  11/03/19        1,000   Cash            10        790           -          -            -           800
Exercise A Warrants   7M  11/03/19        1,000   Cash            10        790           -          -            -           800
Exercise A Warrants   7N  12/07/19       10,000  Non-cash        100      7,900           -          -            -         8,000
Exercise A Warrants   7O  12/07/19       50,000  Non-cash        500     49,500           -          -            -        50,000
Exercise A Warrants   7P  12/07/19       13,000  Non-cash        130     12,870           -          -            -        13,000
Stock issued          7Q  12/08/19       60,000  Non-cash        600     59,400           -          -            -        60,000
Erercise B Warrants   7R  12/13/19       25,000  Non-cash        250    122,250           -          -            -       122,500
Stock issued          7S  12/14/19       20,000   Cash           200     35,282           -          -            -        35,482
Exercise B Warrants
    & stock issued    7T  12/30/19      300,000  Non-cash      3,000    597,000           -          -            -       600,000
Erercise B Warrants   7U  12/30/19       50,000  Non-cash        500    249,500           -          -            -       250,000
Exercise A Warrants   7V  12/30/19      253,960  Non-cash      2,540    197,460           -          -            -       200,000
Exercise A Warrants   7W  12/30/19      100,000  Non-cash      1,000     79,000           -          -            -        80,000
Shares cancelled      7X  12/30/19   (1,000,000) Non-cash   (10,000)     10,000           -          -            -             -
Note Rec canceled     16  12/30/19            -  Non-cash          -          -           -    610,200            -       610,200
Stock issued          7Y  02/24/20      340,000  Non-cash      3,400     30,600           -          -            -        34,000
Erercise B Warrants   7Z  03/07/20      100,000   Cash         1,000    449,000           -          -            -       450,000
Stock issued          7AA 04/22/20      400,000  Non-cash      4,000    996,000           -          -            -     1,000,000
Exercise B Warrants
    & stock issued    7AB 04/22/20      500,000  Non-cash      5,000  1,245,000           -          -            -     1,250,000
Stock issued          7AC 06/07/20       10,000  Non-cash        100     14,275           -          -            -        14,375
Stock dividend        14  06/02/20        4,290  Non-cash         43      5,856      (5,856)         -            -             -
Stock dividend        14  07/26/20       49,737  Non-cash        497     64,783     (65,280)         -            -             -
Stock dividend        14  08/23/20        4,020  Non-cash         40      3,728     ( 3,768)         -            -             -
Net income for 2000                           -                    -          -    (265,868)         -            -      (265,868)
Net Unrealized loss
  on marketable
  equity securities                           -                    -          -           -          -      (41,468)      (41,468)
                                      ---------             --------  ---------   ---------  ---------  -----------    -----------

Balance 9/30/2000                     8,412,023             $ 84,120 $7,938,200 $(2,407,192) $       -  $   (41,468)   $5,573,660

Stock Issued          7AD 11/10/20      820,000  Non-cash      8,200     73,800           -          -            -        82,000
Stock Issued          7AE 12/15/20    2,600,000  Non-cash     26,000  1,274,000           -          -            -     1,300,000
Note for stock        16                      -                    -          -           -    (82,000)           -       (82,000)
Net Loss for period                           -                    -          -    (145,765)         -            -      (145,765)
Net Unrealized loss
   on marketable
   equity securities                          -                    -          -           -          -      ( 6,587)    (   6,587)
Adjustment Prior Pd                           -                    -          -     ( 7,281)         -            -     (   7,281)
                                      ---------             --------  ---------   ---------  ---------  -----------    -----------

Balance12/31/2000                    11,832,023             $118,320 $9,286,000 $(2,560,238) $(82,000)  $   (48,055)   $6,714,027









The accompanying notes are an integral part of these statements.

                        TENSLEEP CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                             DECEMBER 31, 2000 AND 1999



                                                             2000            1999
                                                         -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (Loss)                                     $  (145,765)    $   472,852

   Adjustments to reconcile net loss to
            net cash used in operations:
     Depreciation and amortization                            32,238          22,866
     Expenses (income) incurred in exchange for commo              -         224,333
     Equity in earnings of affiliated companies               32,739               -

     (Increase) decrease in assets:
      Non - cash Income                                            -        (750,000
      Prepaid expenses                                        62,500          (2,601)
      Accounts Receivable                                   (318,760)              -
      Royalty Receivable                                      15,543               -
      Loan Receivable                                        ( 6,000)              -

     Increase (decrease) in liabilities:
      Accounts Payable                                           286             700
      Accrued consulting fees                                 75,000               -
                                                         -----------     -----------
   Net cash used by operating activities                    (106,364)       (504,702)
                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to affilate                                      (52,233)              -
   Net (purchases) sales of marketable securities            (21,452)              -
   Purchases of Machinery & equipment                           (579)              -
                                                         -----------     -----------
   Net cash used by investing activities                     (74,264)              -
                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loan payments on Stock Purchase                                 -          60,000
   Borrowings from Corporate Finance Co.                           -           2,726
   Proceeds from exercise of warrants                              -          41,083
                                                         -----------     -----------
   Net cash provided by financing activities                       -         103,809
                                                         -----------     -----------
NET INCREASE (DECREASE) IN CASH                             (326,393)         71,959

CASH, beginning of period                                    524,255              65
                                                         -----------     -----------
CASH, end of period                                      $   197,862     $    72,024
                                                         ===========     ===========


The accompanying notes are an integral part of these statements.

                                TENSLEEP C0RPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            DECEMBER 31, 2000 AND 1999



ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Tensleep Corporation (formerly Tensleep.com, Inc., Tensleep Technologies, Inc. and Tensleep Design, Inc.) (A Colorado Corporation) (The Company) is an integrated Internet company that acquires and licenses technology; identifies, acquires, and develops, development stage technology and service companies that focus on the Internet infrastructure market, Internet related appliances and the integration of those products with services provided through the
Internet.   The Company is consolidating its current subsidiaries and
affiliates into groups relating to the market sector of each subsidiary and affiliate. Individually, each company within each group will continue to develop its own operations and build its own revenue streams: collectively, the subsidiaries and affiliates now owned and those to be acquired, will enable the Company to become an international provider of specialized electronic appliances and Internet services. The Company is located in Austin, Texas.

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

Development Stage Company

The Company was formed on October 23, 1997 and was in the development stage through September 30, 1999. During this period of time the Company did not generate any income from operations. The Company's activities were devoted to raising capital and obtaining financing. The year ending September 30, 2000 is the first fiscal year during which the Company began active operations pertaining to technology and license agreements.

Product Development Costs

Product development costs are expensed as incurred. At September 30, 2000 such costs were approximately $96,000. Prior to commencing operations the Company incurred research and development costs which were also charged to operations when incurred. Research and development costs were $0 for the three months ending December 31, 2000 and 1999.

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

NOTE 1: MARKETABLE SECURITIES

Investments in marketable securities are summarized as follows at December 31, 2000:


Stockholders' equity includes an unrealized holding loss on available-for-sale securities of $48,055.

Realized gains and losses are determined on the basis of specific identification. As of December 31, 2000, sales proceeds and gross realized gains and losses on securities classified as available for sale were:

		Sales proceeds				$    66,458
		Gross realized gains			        490
		Gross realized losses			     (7,968)
  		Net realized loss			$    (7,478)

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

NOTE 3: INVESTMENT IN AMCOR FINANCIAL CORP.

During fiscal year 2000 the Company acquired 700,000 shares in Amcor
Financial Corp. (Amcor). Amcor is a specialty finance company providing merchant banking services in the form of real estate financing and financing of emerging growth companies. A major shareholder of the Company is also a major shareholder of Amcor. Shares acquired represent approximately a 17% ownership in Amcor. Based on the 17% ownership interest in Amcor and since the Company can exercise significant influence over Amcor's operating and financial activities, the Company has accounted for the investment under the equity method. Under the equity method, the Company records its proportionate share of the earnings of Amcor. The shares were obtained in cash-free exchanges. The valuation of the shares obtained was an agreed-upon value as of the date of the exchange based upon the market value of the Company's common stock on the closing date.

The Company exchanged 300,000 shares of its common stock (100,000 shares by the exercise of 100,000 Class B Warrants and 200,000 shares of common stock) for 300,000 shares of Amcor valued at $600,000. The Company also exchanged
253,960 shares (253,960 shares by the exercise of 253,960 Class A Warrants) for 100,000 restricted shares of Amcor common stock valued at $200,000. In addition the Company received an additional 300,000 shares of Amcor common stock from R Tucker and Associates (A related entity) valued at $600,000 in cancellation of a note receivable owed to the Company from R Tucker and Associates. For a total initial investment of $1,400,000. The impact of the equity method on this investment for the period ending September 30, 2000 was a reduction of $116,232 resulting from certain losses and amortization.

At September 30, 2000, the investment in Amcor as adjusted for the equity method exceeded the Company's share of the underlying net assets by 616,062 which amount is being amortized on the straight line method over 10 years, with an amortization of $17,113 for the first quarter of 2001 endig December 31, 2000.

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

As explained in Note 7C, the Company issued 300,000 shares of common stock to pay off $1,500,000 in debt.

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

NOTE 6: LOAN PAYABLE TO CHINA NET & TECHNOLOGIES, INC.

China Net & Technologies, Inc. (formerly Corporate Finance Company) has loaned the Company certain funds to cover operating expenses. The balance due on the loan is $2,291 and $17,150 as of December 31, 2000 and 1999 and is covered by a non-interest bearing demand note.

NOTE 7:  CAPITAL FUNDING

In 1997 the Board of Directors authorized private offerings pursuant to Regulation S, Section 3(b) and/or 4(2) of the Securities Act of 1933, as amended. In 1997 and 1998 the Company issued 1 million investment units to China Net & Technologies, Inc. pursuant to Regulation D, Rule 504 and 500,000 investment units to R Tucker and Associates, Inc. and Sundance Design, Inc. pursuant to Regulation A. During fiscal year 2000, October 1, 1999 to September 30, 2000 the Company's common stock commenced trading on the Over-the-Counter Bulletin Board (TENS). The following summarizes the various stocks and warrant transactions as reported in the accompanying Statement of Changes in Stockholders' Equity for periods October 1, 1998 and 1999, through September 30, 1999 and 2000 and October 1, 2000 through December 31, 2000.

        Note A - 35,000 shares of common stock were sold for $175,000. The Company received $25,000 in cash and promissory notes in the amount of
        $155,000.   One of the promissory notes received was for $50,000 and
        R Tucker & Associates was 800:     the payee (see note E).

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

	Note AD - 820,000 shares were issued to officer's and directors in exchange for promissory notes equaling $82,000.

	Note AE - 2,600,000 shares were issued in exchange for 875,000 shares of Whisk.co.uk, Limited, common stock.

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

The investments in marketable securities are held available-for-sale. As of December 31, 2000 the account balance is $40,789. The investments in marketable securities are subject to the hazards of trading equities on the open market. The account will experience growth and loss in varying amounts depending on the performance of the securities traded. All of the Company's $40,789 interest in the account is at risk and subject to loss.

NOTE 11: RELATED PARTY TRANSACTIONS

A director of the Company is also a director and major shareholder of R Tucker & Associates, Amcor Financial Corp. and China Net & Technologies, Inc. (formerly Corporate Finance Company). Transactions between the Company and these entities above have been described in Notes 2 and 3.

In November 1997 the Company issued 1,000,000 investment units to a related party in exchange for 80,000 shares of CN & T's common stock (See Note 2).

In December 1998 R Tucker & Associates, a related party, issued a promissory note for $765,200 to the Company in exchange for 137,000 shares of common stock and 88,000 shares from the exerciase of Class A warrants and the cancellation of a $50,000 note previously issued (See note 7E).

The accrued consulting fee as of December 31, 1999 is payable to China Net & Technologies, Inc. for services performed by Dennis Kaliher and Ronald S. Tucker. This liability was canceled during the current fiscal year in exchange for 63,000 shares of common stock (See note 7O&P) valued at $63,000, a cash payment of $66,800 and a $10,200 reduction in a note receivable from an affiliated company (See note 3).

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

In December 1999 the Company exchanged shares with Amcor, a related entity, whose President and a Director is also the President and a Director of the Company (See note 3). The Company exchanged 300,000 shares of its common
stock for 300,000 shares of Amcor's common stock valued at $600,000.  	The
Company also exchanged 253,960 shares (the exercise of 253,960 Class A Warrants) for 100,000 restricted shares of Amcor common stock valued at $200,000. In addition the Company received an additional 300,000 shares of Amcor common stock from R Tucker and Associates (A related entity) valued at $600,000 in cancellation of a note receivable owed to the Company from R Tucker and Associates

The accrued consulting fee due by the Company as of December 31, 2000 is payable to China Net & Technologies, Inc. for services performed by Ronald
S. Tucker valued at $75,000.

NOTE 12: INVESTMENT IN SILICON RESOURCES

On September 1, 1999 the Company began negotiations and entered into an agreement with Silicon Resources, Inc. to purchase a portion of Silicon Resources, Inc. a consulting business. On November 30, 1999 the Company entered into a modification agreement that was executed and completed during the current fiscal year with Silicon Resources, Inc. modifying the agreement entered into on September 1, 1999. Under the terms of the modification agreement, Silicon Resources and the Company entered into a non-exclusive license agreement for the Company's technology with a value at the time the agreement was entered into in the amount of $750,000, for which the Company will receive Silicon Resources, Inc. common stock. As of the date of this report the value of the investment in Silicon Resources could not be determined due to the lack of adequate financial information. The Company, Ron Tucker, president, and Silicon Resources, Inc. agreed to exchange 50,000 shares of its unrestricted common stock, cancel the indebtedness owed to the Company by Silicon Resources in the amount of $103,800 pursuant to an Equipment lease, and the license fee in the amount of $750,000 for a total of 1,900,452 shares of Silicon Resources restricted common stock (See note 4).

NOTE 13: EARNINGS (LOSS) PER SHARE

As of December 31, 2000 and 1999, the Company had 11,832,023 and 7,098,023 common shares outstanding, respectively, and no preferred shares outstanding. The earnings (loss) per share amount is based on the weighted average number of shares actually outstanding. The number of shares used in the computation for December 31, 2000 and 1999 was 9,825,356 and 7,237,063 shares respectively.

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

On June, July and August the Company distributed 58,047 shares of common stock in connection with the 10% stock dividend that was authorized on August 2, 1999. As a result of the stock dividend, common stock was increased by $580, additional paid in capital was increased by $74,266, and retained earnings was decreased by $74,946. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for December 31, 1999 have been restated to reflect the stock dividend.

NOTE 15: PREPAID EXPENSES

As explained in Note 7F, the Company exercised 4,000 Class B warrants in exchange for $20,000 in advertising and promotional services for the one year period from April 1999 to March 2000. Advertising and promotional services charged to operations for 2000 and 1999 was $10,000 and $10,000, respectively.

As explained in Note 7G, the Company exercised 300,000 Class A warrants and 50,000 Class B warrants in exchange for $500,000 in advertising and promotional services for the two year period starting October 1, 1999 (beginning of fiscal year 2000). Advertising and promotional services charged to operations for fiscal years 2000 was $250,000 and $62,500 for the first quarter of fiscal year 2001, leaving $187,500 as a prepaid expense as of December 31, 2000.

NOTE 16: NOTE RECEIVABLE FOR COMMON STOCK

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

In November 2000, the Company issued 820,000 shares of common stock in exchange for 82,000 notes receivable from certain officers and directors. The notes are reported in the stockholders' equity section.

NOTE 17: NAME CHANGE

In April 1999 of the current year the Board of Directors voted to change the Company's name from Tensleep Design, Inc. to Tensleep Technologies, Inc. After September 30, 1999, the Board of Directors voted to change the Company's name to Tensleep.com, Inc. The purpose of changing the name was to reflect the focus of the Company in developing Internet Technologies and E-Commerce Portal sites. At the annual meeting of Shareholders held in July 2000 the shareholders proposed and approved a change in the Company's name to "Tensleep Corporation".

NOTE 18: ROYALTY INCOME

In April 2000 the Company learned that pursuant to a license agreement entered into by and between Zilog and Sundance Design, Inc., which was purchased by the Company, from Sundance Design, Inc. a nonaffiliate, that the Company was entitled to royalties in the amount of $72,320. These royalities accumulated from 1997 through March 2000. Royalty Income for April 2000 through September 2000 amounted to $49,857. The Company collected $122,177 during the the fiscal year ending September 30, 2000 and accrued a payment of $19,748 as of December 31, 2000 which was collected in Jamuary 2001.

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

The Company was unable to obtain adequate detailed books and records and supporting data from the subsidiary Master Financial Group, Inc. Therefore, the Company was not able to satisfy itself about the amount that goodwill is recorded at in the accompanying consolidated balance sheet at December 31, 2000 (stated at $337,352) and the amount of goodwill amortization expense (stated at $25,302).

Subsequent to year-end the Company evaluated the recoverability or this investment. Due to change in market conditions and inadequate performance the Company has written down goodwill $750,000 as of the year ending September 30, 2000. The write-off of goodwill is included in the September 30, 2000 consolidated statement of operations as asset impairment.

The Company is owed $430,760 from the prior owner of Master Financial. This amount is reported on the consolidated balance sheet as an other receivable. In February 2001 Master Financial Group, Inc., commenced legal action to collect the amount from the former officer and director of Master Finanical Group, Inc.

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

NOTE 23: DUE FROM TENSLEEP APPLIANCE

The Company has loaned Tensleep Appliance, a related entity, certain funds to cover start-up expenses. The balance due to the Company is $102,233 and $0 as of December 31, 2000 and 1999 and is secured by 1,700,000 shares of Tensleep Appliance stock. When the loan is paid back by Tensleep Appliance there is an agreement providing the opportunity for the Company to purchase the 1,700,000 shares of Tensleep Appliance stock for $100,000.

NOTE 24: WHISK.CO.COM, LIMITED

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

                         CONSOLIDATED FINANCIAL STATEMENTS

      The consolidate financial statements have been prepared by Tensleep Corporation, with out audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading when read with the Company's audited financial statements for the rears ended September 30, 2000 and 1999. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair statement of the results from the periods presented.



                                 TENSLEEP CORPORATION
Schedule 1
                             CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 2000


                                         ASSETS

                                      Parent    Subsidiary  Subsidiary
                                     Tensleep    Tensleep     Master   Consolidating    Consolidated
                                   Corporation  Technology  Financial     Entries        Totals
                                   -----------  ----------  ---------- --------------   ------------
CURRENT ASSETS

  Cash                             $   153,552  $    4,929  $   39,381 $           -    $    197,862
  Marketable Securities
           (See note 1)                      -           -      40,789             -          40,789
  Prepaid Expenses
           (See note 15)               187,500           -           -             -         187,500
  Other Receivable
           (See note 20)                     -           -     430,760             -         430,760
  Due From Tensleep Appliance
           (See note 23)               102,233           -           -             -         102,233
  License Fee Receivable
           (See note 19)               100,000           -           -             -         100,000
  Royalty Receivable
           (See note 18)                19,748           -           -             -          19,748
  Due From Tensleep Technology         103,805           -           -      (103,805)              -
  Loan Receivable                       36,000           -           -             -          36,000
                                   -----------  ----------  ---------- --------------   ------------
          Total Current Assets         702,838       4,929     510,930      (103,805)      1,114,892
                                   -----------  ----------  ---------- --------------   ------------
PROPERTY AND EQUIPMENT

  Machines & Equipment                       -     102,593       3,743             -         106,336
  Software                                   -     172,371      14,357             -         186,728
                                   -----------  ----------  ---------- --------------   ------------
                                             -     274,964      18,100             -         293,064
  Less accumulated depreciation
      and amortization                       -     251,520       3,089             -         254,609
                                   -----------  ----------  ---------- --------------   ------------
     Net Property and Equipment              -      23,444      15,011             -          38,455
                                   -----------  ----------  ---------- --------------   ------------

OTHER ASSETS

  Goodwill - net of accumulated
    amorization of $25,302                   -           -           -       312,050         312,050
  Investment in China Net &
    Technologies, Inc. (See note 2)  1,656,508           -           -             -       1,656,508
  Investment in Amcor Financial
    Corp. (See note 3)               1,266,654           -           -             -       1,266,654
  Investment in Master Financial
    Group, Inc. (See note 20)          500,000           -           -      (500,000)              -
  Investment in Silicon
    Resources (See note 4)                   -   1,103,800           -             -       1,103,800
  Investment in Tensleep
    Technologies (See note 21)       1,199,632           -           -     (1,199,632)             -
  Investment in Whisk.co.uk
                 (See note 22)       1,300,000           -           -              -      1,300,000
                                   -----------  ----------  ---------- --------------   ------------
      Total Other Assets             5,922,794   1,103,800           -     (1,387,582)     5,639,012
                                   -----------  ----------  ---------- --------------   ------------

TOTAL ASSETS                       $ 6,625,632  $1,132,173  $  525,941 $   (1,491,387)  $  6,792,359
                                   ===========  ==========  ========== ===============  ============



                                 TENSLEEP CORPORATION

                              CONSOLIDATED BALANCE SHEETS
Schedule 1
                                   DECEMBER 31, 2000

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                     Parent     Subsidiary  Subsidiary
                                    Tensleep    Tensleep     Master     Consolidating   Consolidated
                                   Corporation  Technology   Financial     Entries        Totals
                                   -----------  ----------  ----------  --------------  ------------
CURRENT LIABILITIES
     Accounts Payable              $       773  $      268  $        -  $            -  $      1,041
     Loan payable to China               2,291           -           -               -         2,291
          Net & Technologies,
          Inc. (See note 6)
     Accrued Consulting Fees            75,000           -           -               -        75,000
     Due to Tensleep Corp.                   -     103,805           -        (103,805)            -
                                   -----------  ----------  ----------  --------------  ------------
     Total Current LiabilitiES          78,064     104,073           -        (103,805)       78,332
                                   -----------  ----------  ----------  --------------  ------------

TOTAL LIABILITIES                       78,064     104,073           -        (103,805)       78,332
                                   -----------  ----------  ----------  --------------  ------------

                                 STOCKHOLDERS' EQUITY

     Preferred stock                         -           -           -               -             -

     Common stock
          Tensleep Corporation         118,321           -           -               -       118,321
          Tensleep Technology                -      50,000           -         (50,000)            -
          Master Financial                   -           -      10,000         (10,000)            -

     Treasury stock                          -           -           -               -             -

     Additional paid-in capital
          Tensleep Corporation       9,286,000           -           -               -     9,286,000
          Tensleep Technology                -   1,149,631           -      (1,149,631)            -
          Master Financial                   -           -       8,100          (8,100)            -

     Allowance for Unrealized
          Gains (Losses) Marketable
          Equity Securities                  -           -     (48,055)              -       (48,055)

     Retained Earnings              (2,774,753)   (171,531)    555,896        (169,851)   (2,560,239)

     Notes for purchase of stock       (82,000)          -           -               -       (82,000)
                                   -----------  ----------  ----------  --------------  ------------

TOTAL STOCKHOLDERS' EQUITY           6,547,568   1,028,100     525,941      (1,387,582)    6,714,027
                                   -----------  ----------  ----------  --------------  ------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY          $6,625,632  $1,132,173  $  525,941  $  ( 1,491,387) $  6,792,359
                                    ==========  ==========  ==========  =============== ============






The accompanying notes are an integral part of these statements.

                                   TENSLEEP CORPORATION
Schedule 2
                           CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE THREE MONTHS ENDED DECEMBER 31, 2000


                                      Parent    Subsidiary  Subsidiary
                                     Tensleep    Tensleep     Master    Consolidating   Consolidated
                                   Corporation  Technology  Financial      Entries         Totals
                                   -----------  ----------  ----------  --------------  ------------
REVENUES
    Memberships                    $         -  $        -  $    4,601  $            -  $      4,601
    Design Fees                              -         441           -               -           441
    Stock Promotion                          -           -      87,955               -        87,955
    Royalty Income (See note 18)        19,748           -           -               -        19,748
    Other Income                             -         117           -               -           117
                                   -----------  ----------  ----------  --------------  ------------
                                        19,748         558      92,556               -       112,862
                                   -----------  ----------  ----------  --------------  ------------
EXPENSES

    Advertising                            500           -           -               -           500
    Automobile expense                     288         752           -               -         1,040
    Bank fees & brokerage charges            9           -         253               -           262
    Consulting expense                 149,500           -           -               -       149,500
    Depreciation and Amortization            -      22,865       1,030           8,434        32,238
    Dues and subscriptions                  15           -           -               -            15
    Interest                               176           -           -               -           176
    Other expenses                       1,713       1,228       2,296               -         5,237
    Office supplies                          -         188           -               -           188
    Outside services                     1,719       1,285       8,152               -        11,156
    Payroll & Payroll Taxes                  -       4,717           -               -         4,717
    Postage & delivery                     269          96           -               -           365
    Professional fees                    1,550           -           -               -         1,550
    Rent                                     -         540           -               -           540
    Repairs                                  -         526           -               -           526
    Supplies                             1,014       1,828           -               -         2,842
    Telephone                            1,020         329           -               -         1,349
    Travel & Entertainment               6,941           -       3,399               -        10,340
                                   -----------  ----------  ----------  --------------  ------------
                                       164,714      34,354      15,130           8,434       222,541
                                   -----------  ----------  ----------  --------------  ------------
INCOME (LOSS) FROM OPERATIONS         (144,966)   ( 33,796)     77,426         ( 8,434)     (109,679)
                                   -----------  ----------  ----------  --------------  ------------
OTHER INCOME (EXPENSE)
    Interest Income                      2,369           -       1,762               -         4,131
    Income (loss) on equity
                 investment            (32,739)          -           -               -       (32,739)
    Asset Impairment
                 (See note 20)               -           -           -               -             -
    Realized gain on marketable
         securities (See note 1)             -           -     ( 7,478)              -       ( 7,478)
                                   -----------  ----------  ----------  --------------  ------------
                                      ( 30,370)          -     ( 5,716)              -      ( 36,086)
                                   -----------  ----------  ----------  --------------  ------------
PROVISION FOR INCOME TAX - NOTE 22           -           -           -               -             -
                                   -----------  ----------  ----------  --------------  ------------
NET INCOME (LOSS)                     (175,336)   ( 33,796)     71,710         ( 8,434)     (145,765)
                                   ===========  ==========  ==========  ==============  ============



The accompanying notes are an integral part of these statements.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPRERATIONS.

OVERVIEW

     The Company is an Integrated Internet company that is building an economic and financial foundation on which to establish an international company that provides specialized services and develops, manufactures and distributes specialized Internet appliances and other electronic products and their embedded modular systems contained within those appliances and/or electronic products.

     The Company's Strategic Plan is to build its business through a combination of internal business development and strategic acquisitions and affiliations. The Company is consolidating its current and to be acquired subsidiaries and affiliates into groups relating to the market sector of each subsidiary and affiliate. Individually, each company within each group will continue to develop its own operations and build its own revenue streams, but when possible each will be merged, combined or consolidated.

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

Competition

     The markets in which the Company operates or will attempt to operate may be characterized by competition among a number of small and potentially large companies that are well financed with a long history. They will have substantial advantages in terms of breadth of technology, sales, marketing, resources and support capability.

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


Dependence on key personnel

     The value of the Company lies in the experience and ability of the management of the Company and its affiliates to identify and develop its technology, products and services. If the Company and its affiliates severe their relationship, the effect would have a serious effect on the Company's operations.

     The Company recognizes that some people believe that the high technology industry, in which the Company plans to compete, is one where significant developments are in new technology and "expertise" is a quantity that dates and loses value quickly.

     The Company's success depends greatly on the continued contributions
of the Company's affiliates.   The loss of the Company's affiliates could
have a material adverse impact on the Company's operating results.

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

                          PLAN OF OPERATION

     The Company's business and operational plan for the next twelve months is directed toward developing or acquiring a consistent source of revenues, arranging for the manufacturing and distribution of its products in China, and distributing its products and services in Europe.

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

     Tensleep believes that continued implementation of its general plan of operation requires few additional personnel, if any, for the development and upgrading of its various products. Tensleep will also continue to engage one or more independent third-party organizations to provide the quality and number of personnel and services required for the development of its Internet products and to upgrade its other developed products. The development and upgrading that are provided by these organizations will be supervised by Tensleep's vice president, Dennis Kaliher. In addition, Tensleep will also seek strategic relationships with independent third-party organizations to participate in the development and upgrading services.

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

Master Financial

     The Company is currently reorganizing and restructuring Master Financial Group, Inc., which was acquired from James Y. Wang and his wife. After its acquisition, James Wang continued to serve as the President and a director of Master Financial. From May 2000 to present several disputes arose between Tensleep management and Mr. Wang regarding Mr. Wang's management of Master Financial. On or about November 3, 2000, Mr. Wang was removed as an officer and director of Master Financial Group and was requested to deliver all the assets, including ccash of over $300,000, and books and records of Master Financial to the newly elected management of Master Financial. Mr. Wang has failed to do so, and in February, 2001 Master financial filed a legal action against Mr. Wang to recover the assets and other property of Master Financial.

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

DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes there to included elsewhere in this quarterly report on Form 10-QSB. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this quarterly report on Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear herein.
See "Special Note Regarding Forward-Looking Statements." The Company's actual results may differ materially from the results discussed in the forward-looking statements.

NET REVENUES.

      Net revenues for the three months ended December 31, 2000 and 1999 were $112,862 and $750,705, respectfully, a decrease of $637,843 or approximately 565%. The decrease in net sales was primarily a result of the single sale of a license to us the Company's technology in December 1999 and the lack of a license sale in the first quarter of the current year. The Company's revenues for the first quarter of the present year were from membership fees and stock promotion fees received from Master Financial and Royalties received by the Company from Zilog Corporation.

EXPENSES.

      The Company's expenses decreased from $276,561 for the first quarter ending December 31, 1999 to $222,541 for the same period for the current year. The decrease was approximately 20% of the prior year. Consulting expenses was the largest expense in the first period ending December 31, 2000 and 1999, in the amount of $149,500 and $176,333, respectively, of which $62,500 represent a prepaid expense for both periods. The difference between the two periods represented a decrease of $26,833 or approximately 15%. The expenses for the period ending December 31, 2000 represent those incurred by two subsidiaries and the parent company verses the parent company only for the three months ending December 31, 2000.

OTHER INCOME AND EXPENSES.

      There was no Other Income or Other Expenses incurred in the three months ending December 31, 1999. In the three months ending December 31, 2000 the Company received Interest Income of $4,131 and suffered a loss of $32,739 on equity investments and a net realized loss on marketable securities of $7,478.

NET LOSS.

      The Company suffered a net loss of $145,765 for the three months ended December 31, 2000 or ($0.01) per share as compared to net income of $474,144 for the same period for the prior year or $0.07 per share.

      The Company for its fiscal year ending September 30, 2000 accounted for Net Income in the amount of $339,637 from Master Financial Group, Inc., and $71,710 for the three months ending December 31, 2000. Due the reorganization of Master Financial, the Company does not expect to receive significant revenues or net income, if any, from Master Financial during the Company's current fiscal year.

WORKING CAPITAL

      The Company's adjusted working capital increased from ($16,045) to $418,300 for the first period ending December 31, 1999 and 2000. The adjusted working capital was determined by reducing the Current Assets by the amount of Prepaid Expenses, $415,100 and $187,500, on December 31, 1999 and 2000, respectively. The adjusted working capital for December 31, 2000 also included a deduction for the Other Receivable in the amount of $430,760.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This report contains certain forward-looking statements. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to the Company's future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors previously set forth.



                              PART II

ITEM 1.  LEGAL PROCEEDINGS.

      In February 2001 Master Financial has filed a legal action in the trial court for the State of Minnesota against James Y. Wang, a former President and director of Master Financial to recover all its assets and books and records. The assets sought to be recovered includes cash in excess of $300,000.

ITEM 2. CHANGE IN SECURITIES

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      Not Applicable.

ITEM 5.  OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

      None.

(b) Reports on Form 8-K.

      None.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, there unto duly authorized.


                         Tensleep Corporation
                            (Registrant)

  Signature                      Title                    Date

/S/   Ronald S. Tucker        Director, CEO and CFO    February 19, 2001
Ronald S. Tucker