Form 10QSB
period 2001-03-31
TENSLEEP CORP
filed 2001-05-15
CIK 1006024

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C.  20549

                             FORM 10-QSB


 (MARK ONE)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.


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


     The number of shares outstanding of issuer's only class of Common Stock, no par value, was 10,232,023 on March 31, 2001.

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

                      TENSLEEP CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                               MARCH 31, 2001 AND 2000

                                       ASSETS
                                                             2001            2000
                                                         -----------     -----------
CURRENT ASSETS

 Cash                                                    $   132,241     $   383,348
 Prepaid Expenses (See note 15)                              125,000         375,000
 Due from Tensleep Appliance (See note 23)                   102,233          58,899
 License Fee Receivable (See note 19)                              -         100,000
 Royalty Receivable (See note 18)                             14,816          82,921
 Loan Receivable                                              20,820               -
                                                         -----------     -----------
      Total Current Assets                                   395,110       1,000,168
                                                         -----------     -----------
PROPERTY AND EQUIPMENT

 Machines & Equipment                                        102,658         102,014
 Software                                                    172,371         172,371
                                                         -----------     -----------
                                                             275,029         274,385
 Less accumulated depreciation and amortization              274,385         182,925
                                                         -----------     -----------
      Net Property and Equipment                                 644          91,460


OTHER ASSETS

 Discontinued Operations   (See note 20)                     200,000               -
 Investment in China Net & Technologies, Inc., at
                                 equity (See note 2)         818,667         718,667
 Investment in Amcor Financial Corp., at equity
                                         (See note 3)      1,249,543       1,400,000
 Investment in Silicon Resources, at cost (See note 4)             -       1,103,800
                                                         -----------     -----------
      Total Other Assets                                   2,268,210       3,222,467
                                                         -----------     -----------

TOTAL ASSETS                                             $ 2,663,964     $ 4,314,095
                                                         ===========     ===========


                          TENSLEEP CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                 MARCH 31, 2001 AND 2000

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             2001            2000
                                                         -----------     -----------
CURRENT LIABILITIES
   Accounts Payable                                      $    24,966     $       447
   Loan payable to China Net & Technologies, Inc.
                           (See nOTE 6)                        2,291           2,300
   Accrued consulting fees (See note 11)                      75,000               -
   Deferred Income                                                 -          10,600
                                                         -----------     -----------
    Total Current Liabilities                                102,257          13,347
                                                         -----------     -----------

TOTAL LIABILITIES                                            102,257          13,347


STOCKHOLDERS' EQUITY
   Preferred stock, no stated value, 10,000,000 shares             -               -
   authorized no shares issued and outstanding

   Common stock, $.01 stated value, 50,000,000 shares        102,321          74,440
   authorized 10,232,023 and 7,443,976 shares issued
   and outstanding at March 31, 2001 and 2000,
   respectively

   Treasury stock, 1,000,000 and 0, at cost, for                   -               -
   March 31, 2001 and 2000, respectively

   Additional paid-in capital                              7,108,409       5,608,558

   Note Receivables for common stock                        (182,000)              -
   (See note 11 and 16)

   Retained Earnings (Accumulated Deficit)                (4,467,023)     (1,382,250)
                                                         -----------     -----------

TOTAL STOCKHOLDERS' EQUITY                                 2,561,707       4,300,748
                                                         -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 2,663,964     $ 4,314,095
                                                         ===========     ===========

The accompanying notes are an integral part of these statements.

                             TENSLEEP CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                             2001            2000
                                                         -----------     -----------
REVENUES
   License Fees (See note 19)                            $         -     $   200,000
   Royalty Income (Note 18)                                   14,816          72,320
   Other Income                                                1,370             876
                                                         -----------     -----------
                                                              16,186         273,196

EXPENSES
   Advertising                                                   295           9,270
   Automobile expense                                          1,406           1,747
   Bank service charges                                          204             183
   Consulting expense                                         91,500          67,500
   Depreciation and Amortization                              22,860          22,866
   Dues and subscriptions                                        195             254
   Filing fees                                                     -             900
   Interest                                                      170              20
   Other expenses                                              1,178             462
   Office supplies                                               290              33
   Outside services                                            9,588          14,899
   Payroll & Payroll Taxes                                     2,534               -
   Postage & delivery                                            247             551
   Professional fees                                          39,409          13,135
   Rent                                                          540               -
   Repairs                                                       135             958
   Supplies                                                    1,368             734
   Taxes                                                         723               -
   Telephone                                                     440           1,745
   Travel & Entertainment                                      6,569             738
   Utilities                                                       -             290
                                                         -----------     -----------
                                                             179,656         136,285
                                                         -----------     -----------
INCOME (LOSS) FROM OPERATIONS                               (163,470)        136,911
                                                         -----------     -----------
OTHER INCOME (EXPENSE)
   Interest Income                                             1,673               -
   Income (loss) on equity investments                    (1,074,581)              -
   Asset Impairment (See Note 20)                           (300,000)
                                                         -----------     -----------
                                                          (1,372,908)              -
                                                         -----------     -----------
PROVISION FOR INCOME TAXES (See note 22)                           -               -
                                                         -----------     -----------
NET INCOME (LOSS)                                        $(1,536,378)    $   136,911
                                                         ===========     ===========


EARNINGS PER COMMON SHARE (SEE NOTE 13)                  $    (0.16)     $      0.02
                                                         ===========     ===========


The accompanying notes are an integral part of these statements.

                             TENSLEEP CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF OPERATIONS

                         FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                                             2001            2000
                                                         -----------     -----------
REVENUES
   Design Fees                                           $       441     $         -
   License Fees (See note 19)                                      -         950,000
   Royalty Income (Note 18)                                   34,564          72,320
   Other Income                                                1,499           1,581
                                                         -----------     -----------
                                                              36,504       1,023,901

EXPENSES
   Advertising                                                   795          67,575
   Automobile expense                                          2,446           2,615
   Bank service charges                                          213             244
   Consulting expense                                        241,000         243,833
   Depreciation and Amortization                              45,731          45,731
   Dues and subscriptions                                        210             385
   Filing fees                                                     -             950
   Insurance                                                       -           1,539
   Interest                                                      347             119
   License & permits                                               -              50
   Other expenses                                              4,119             532
   Office supplies                                               478              89
   Outside services                                           12,592          21,536
   Payroll & Payroll Taxes                                     6,742               -
   Postage & delivery                                            612             816
   Professional fees                                          40,958          15,542
   Rent                                                        1,080               -
   Repairs                                                       661           1,053
   Supplies                                                    4,210             734
   Taxes                                                       1,232               -
   Telephone                                                   1,789           3,668
   Travel & Entertainment                                     13,510           5,354
   Utilities                                                       -             480
                                                         -----------     -----------
                                                             378,725         412,845
                                                         -----------     -----------
INCOME (LOSS) FROM OPERATIONS                               (342,221)        611,056
                                                         -----------     -----------
OTHER INCOME (EXPENSE)
   Interest Income                                             4,042               -
   Income (loss) on equity investments                    (1,091,693)              -
   Asset Impairment (See Note 20)                           (300,000)
                                                         -----------     -----------
                                                          (1,387,651)              -
                                                         -----------     -----------
PROVISION FOR INCOME TAXES (See note 22)                           -               -
                                                         -----------     -----------
NET INCOME (LOSS)                                        $(1,729,872)    $   611,056
                                                         ===========     ===========


EARNINGS PER COMMON SHARE (SEE NOTE 13)                  $     (0.19)    $      0.08
                                                         ===========     ===========


The accompanying notes are an integral part of these statements.

                         TENSLEEP CORPORATION & SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     F0R THE YEARS ENDED SEPTEMBER  30, 2000, 1999
                          AND SIX MONTHS ENDING MARCH 31, 2001

                                                                                                       Allowance
                                                                                                    for Unrealized
                                                                                              Note      Gains and
                                                                   Additional              Receivable  Losses on
                      See             Number of             Common   paid-in     Retained      for     Marketable
                      Note   Date      shares    Considera   stock   capital     Earnings     stock   Equity Sec         Total
                      -----------------------------------------------------------------------------------------------------------
Balance 9/30/1998
  as prev. reported                  6,103,016             $  61,030 $  535,186 $(1,780,930) $       -  $         -  $ (1,184,714)
Adjustments:
  Prior prd adj                                                    -          -     (32,205)         -            -       (32,205)
  cost to equity
  method - Note 2                    ---------  ---------- --------- ---------- ------------ ---------  -----------  -------------

Balance, 10/1/1998
  as restated                        6,103,016             $  61,030 $  535,186 $(1,813,135) $       -  $         -  $ (1,216,919)

Stock issued          7A  12/15/98      35,000   Cash/Note       350    174,650           -          -            -       175,000
Stock issued          7B  12/15/98       8,000   Non-cash         80     39,920           -          -            -        40,000
Stock issued          7C  12/15/98     300,000   Non-cash      3,000  1,497,000           -          -            -     1,500,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7D  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7E  12/15/98     137,000    Note         1,370    683,630           -          -            -       685,000
Exercise A Warrants   7E  12/15/98      88,000    Note           880     34,320           -          -            -        35,000
Exercise B Warrants   7F  03/31/99       4,000   Non-cash         40     19,960           -          -            -        20,000
Exercise A & B Warr   7G  09/13/99     350,000   Non-cash      3,500    496,500           -          -            -       500,000
Note Rec for stock    16                     -                                -           -   (610,200)           -      (610,200)
Net income (loss)
        1999                                  -                               -   ( 253,242)         -            -      (253,242)
                                      ---------  --------- --------- ---------- ------------ ---------- ------------ -------------
Balance 9/30/1999                     7,045,016            $  70,450 $3,580,966 $(2,066,377) $(610,200) $         -  $    974,839

Exercise B Warrants   7H  10/11/19       15,000  Non-cash        150     74,850           -          -            -        75,000
Exercise A Warrants   7I  10/26/19       20,000  Non-cash        200     19,800           -          -            -        20,000
Stock issued          7J  10/29/19       35,000  Non-cash        350     27,650           -          -            -        25,000
Exercise A Warrants   7K  11/01/19        5,000   Cash            50      3,950           -          -            -         4,000
Exercise A Warrants   7L  11/03/19        1,000   Cash            10        790           -          -            -           800
Exercise A Warrants   7M  11/03/19        1,000   Cash            10        790           -          -            -           800
Exercise A Warrants   7N  12/07/19       10,000  Non-cash        100      7,900           -          -            -         8,000
Exercise A Warrants   7O  12/07/19       50,000  Non-cash        500     49,500           -          -            -        50,000
Exercise A Warrants   7P  12/07/19       13,000  Non-cash        130     12,870           -          -            -        13,000
Stock issued          7Q  12/08/19       60,000  Non-cash        600     59,400           -          -            -        60,000
Erercise B Warrants   7R  12/13/19       25,000  Non-cash        250    122,250           -          -            -       122,500
Stock issued          7S  12/14/19       20,000   Cash           200     35,282           -          -            -        35,482
Exercise B Warrants
    & stock issued    7T  12/30/19      300,000  Non-cash      3,000    597,000           -          -            -       600,000
Erercise B Warrants   7U  12/30/19       50,000  Non-cash        500    249,500           -          -            -       250,000
Exercise A Warrants   7V  12/30/19      253,960  Non-cash      2,540    197,460           -          -            -       200,000
Exercise A Warrants   7W  12/30/19      100,000  Non-cash      1,000     79,000           -          -            -        80,000
Shares cancelled      7X  12/30/19   (1,000,000) Non-cash   (10,000)     10,000           -          -            -             -
Note Rec canceled     16  12/30/19            -  Non-cash          -          -           -    610,200            -       610,200
Stock issued          7Y  02/24/20      340,000  Non-cash      3,400     30,600           -          -            -        34,000
Erercise B Warrants   7Z  03/07/20      100,000   Cash         1,000    449,000           -          -            -       450,000
Stock issued          7AA 04/22/20      400,000  Non-cash      4,000    996,000           -          -            -     1,000,000
Exercise B Warrants
    & stock issued    7AB 04/22/20      500,000  Non-cash      5,000  1,245,000           -          -            -     1,250,000
Stock issued          7AC 06/07/20       10,000  Non-cash        100     14,275           -          -            -        14,375
Stock dividend        14  06/02/20        4,290  Non-cash         43      5,856      (5,856)         -            -             -
Stock dividend        14  07/26/20       49,737  Non-cash        497     64,783     (65,280)         -            -             -
Stock dividend        14  08/23/20        4,020  Non-cash         40      3,728     ( 3,768)         -            -             -
Net income for 2000                           -                    -          -    (265,868)         -            -      (265,868)
Net Unrealized loss
  on marketable
  equity securities                           -                    -          -           -          -      (41,468)      (41,468)
                                      ---------             --------  ---------   ---------  ---------  -----------    -----------

Balance 9/30/2000                     8,412,023             $ 84,120 $7,938,200 $(2,407,192) $       -  $   (41,468)   $5,573,660

Stock Issued          7AD 11/10/20      820,000  Non-cash      8,200     73,800           -          -            -        82,000
Stock Issued          7AE 03/07/01   1,000,000  Non-cash    10,000     90,000           -          -            -       100,000
Recission Writedown   7AF 03/31/01            -                    -   (993,591)          -          -            -      (993,591)
Note for stock        16                      -                    -          -           -   (182,000)           -      (182,000)
Net Loss for period                           -                    -          -  (1,729,871)         -            -    (1,729,871)
Adjustment Prior Pd                           -                    -          -    (329,959)         -       41,468     ( 288,491)
                                      ---------             --------  ---------   ---------  ---------  -----------    -----------

Balance03/31/2001                    10,232,023             $102,320 $7,108,409 $(4,467,023) $(182,000) $        -     $2,561,707









The accompanying notes are an integral part of these statements.

                      TENSLEEP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR SIX MONTHS ENDING MARCH 31, 2001 AND 2000



                                                             2001            2000
                                                         -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (Loss)                                     $(1,729,871)    $   611,056

   Adjustments to reconcile net loss to
            net cash used in operations:
     Depreciation and amortization                            45,731          45,731
     Expenses (income) incurred in exchange for stock              -         156,833
     Discontinued Operations - Adjustments                   474,980               -
     Non cash expense for Silicon Resources                        -        (103,800)

     (Increase) decrease in assets:
      Non - cash Income                                            -        (750,000)
      Prepaid expenses                                       125,000         135,000
      Accounts Receivable                                    100,000         (79,235)
      Royalty Receivable                                      20,475               -
      Loan Receivable                                          9,180               -

     Increase (decrease) in liabilities:
      Accounts Payable                                        24,211           3,821
      Accrued consulting fees                                 75,000         (66,800)
      Deferred Income                                              -          10,601
                                                         -----------     -----------
   Net cash used by operating activities                     874,577        (657,389)
                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to affilate                                      (52,233)        (58,899)
   Purchases of Machinery & equipment                           (645)              -
   Non-Cash Reduction in value - China Net                   853,468         (50,000)
   Non-Cash Reduction in value - Amcor Financial              34,226
   Reduction of Goodwill - Master Financial                  320,484               -
   Adjustment for Prior Period
   Discontinued Operations - Net                            (200,000)              -
   Loss on sale of Silicon Resources                       1,103,800               -
   Recission of Agreement                                   (829,792)              -
                                                         -----------     -----------
   Net cash used by investing activities                   1,429,308        (108,899)
                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loan payments (Loans) on Stock Purchase                  (182,000)         60,000
   Borrowings from Corporate Finance Co.                           -         (12,568)
   Proceeds from exercise of warrants                              -         491,083
                                                         -----------     -----------
   Net cash provided by financing activities                (182,000)        538,515
                                                         -----------     -----------
NET INCREASE (DECREASE) IN CASH                              392,014         383,283

CASH, beginning of period                                    524,255              65
                                                         -----------     -----------
CASH, end of period                                      $   132,241     $   383,348
                                                         ===========     ===========


The accompanying notes are an integral part of these statements.

                                TENSLEEP C0RPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   MARCH 31, 2001



ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Tensleep Corporation (formerly Tensleep.com, Inc., Tensleep Technologies, Inc. and Tensleep Design, Inc.) (A Colorado Corporation) (The Company) is a
company that acquires and licenses technology; identifies, acquires, and develops, development stage technology and service companies that focus on the Internet infrastructure market, Internet related appliances and the integration of those products with services relating to the
Internet.   The Company is consolidating its current subsidiaries and
affiliates into groups relating to the market sector of each subsidiary and affiliate. Individually, each company within each group will continue to develop its own operations and build its own revenue streams: collectively, the subsidiaries and affiliates now owned and those to be acquired, will enable the Company to become an international provider of specialized electronic appliances and Internet services. The Company is located in Austin, Texas.

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

Product Development Costs

Product development costs are expensed as incurred. At September 30, 2000 such costs were approximately $96,000. Prior to commencing operations the Company incurred research and development costs which were also charged to operations when incurred. Research and development costs were $0 for the three months ending March 31, 2001 and 2000.

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

NOTE 1: MARKETABLE SECURITIES


The Company as of March 31, 2001 owns a limited amount of marketable securities in its discontinued opearations of Master Financial Group, Inc., and is included in the valuation of Discontinued Operations. See Note 20.

NOTE 2: INVESTMENT IN CHINA NET & TECHNOLOGIES, INC.

In 1997 the Company acquired 80,000 shares of China Net & Technologies, Inc. (formerly Corporate Finance Company) ("CN&T") common stock valued at
$200,000 or $2.50 per share. CN&T is an affiliate company. CN&T is a high-technology and Internet-related company that specializes in developing strategic relationships with emerging-growth, high-technology companies in China. CN&T has acquired a license to manufacture and distribute the Company's Web-modem in China and is seeking Chinese companies to manufacture and distribute that product. In 1999 the Company acquired an additional
80,000 shares (see note 5) also valued at $200,000 or $2.50 per share. In 1998 the Company sold 800 shares of CN&T common stock for $2,000 to unrelated parties. The proceeds from the sale were given directly to CN&T to reduce the Company's loan payable to CN&T. In April 2000 the Company entered into an agreement with CN&T to license technology to it on a case by case basis, where CN&T will engage in joint ventures with Chinese Company's for the manufacture of and distribution of electronic products and developing and maintaining web-sites for business-to-business and business-to-consumers in China. The Company licensed its "web-modem" to CN&T to manufacture the product and distribute it in China. As part of this agreement the Company exchanged 400,000 shares valued at $1,000,000 or $2.50 per share of restricted common stock for 2,000,000 shares of CN&T restricted common stock. In addition CN&T issued the Company 500,000 shares of its restricted common stock to reimburse the Company for promotional services valued at $320,667, for a total initial investment of $1,718,667. In March 2001 the Company and China Net agreed to modify the agreement to exchange 400,000 shares of the Company's common stock for 2,000,000 shares of China Net's common stock. Under the modified agreement the 2,000,000 shares of China Net were canceled. In exchange for the 400,000 shares of the Company and the receipt of China Net common stock in payment of the remaining $100,000 license fee, China Net will issue the Company 500,000 shares of stock. A major shareholder of the Company is also a major shareholder of CN&T.

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

At September 30, 2000, the investment in Amcor as adjusted for the equity method exceeded the Company's share of the underlying net assets by 616,062 which amount is being amortized on the straight line method over 10 years, with an amortization of $34,226 for the six months endig March 31, 2001.

NOTE 4: INVESTMENT IN SILICON RESOURCES

During the previous fiscal year the Company acquired 1,900,452 shares in Silicon Resources. Shares acquired represent approximately an 35% ownership in Silicon Resources. Silicon Resources provides integrated circuit design consulting services. The Company has accounted for this investment under the cost method because the Company has not been able to get the necessary financial information to apply the equity method. Under the cost method, income is recorded when dividends are received. The shares were obtained in the cash-free exchanges described in Note 5 and 12. The valuation of the shares in the amount of $1,103,800 was obtained was an agreed-upon value as of the date of the exchange based upon the market value of the Company's common stock on the closing date. In March 2001 the Company sold its interest in Silicon Resources to an affilitate for $3,800. (See Note 21).

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

In April 2000 the Company entered into an agreement with CN&T to license technology to it on a case by case basis, where CN&T will engage in joint ventures with Chinese Company's for the manufacture of and distribution of electronic products and developing and maintaining web-sites for business-to-business and business-to-consumers in China. The Company licensed its "web-modem" to CN&T to manufacture the product and distribute it in China. As part of this agreement the Company exchanged 400,000 shares valued at $1,000,000 or $2.50 per share of restricted common stock for 2,000,000 shares of CN&T restricted common stock (this agreement was modified. See Note 2).
In addition CN&T issued the Company 500,000 shares of its restricted common stock to reimburse the Company for promotional services valued at $320,667.

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

NOTE 6: LOAN PAYABLE TO CHINA NET & TECHNOLOGIES, INC.

China Net & Technologies, Inc. (formerly Corporate Finance Company) has loaned the Company certain funds to cover operating expenses. The balance due on the loan is $2,291 and $17,150 as of March 31, 2001 and 1999 and is covered by a non-interest bearing demand note.

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

	Note AE - 1,000,000 shares were issued in exchange for a promissory note equal to $100,000.

NOTE 8:  STOCK OPTION PLANS

The Company has adopted a stock option plan pursuant to Section 422A of the Internal Revenue Code and a non-incentive stock option plan. This plan grants options that can be exercised at a specified price. The Company has resolved that 3,000,000 shares of common stock be reserved for this plan. The Company discard the previous plan and cancelled the options issued under it.

NOTE 9: WARRANTS

As part of its funding activities, the Company has issued warrants for the purchase of common stock. Additional warrants may be issued in the future during additional offerings. As of March 31, 2001, the following warrants were outstanding:

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

The investments in marketable securities are held available-for-sale. The Company currently has no marketable securities. Any investments in marketable securities will subject to the hazards of trading equities on the open market. The account will experience growth and loss in varying amounts depending on the performance of the securities traded.

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
Company also exchanged 253,960 shares (the exercise of 253,960 Class A Warrants) for 100,000 restricted shares of Amcor common stock valued at $200,000. In addition the Company received an additional 300,000 shares of Amcor common stock from R Tucker and Associates (A related entity) valued at $600,000 in cancellation of a note receivable owed to the Company from R Tucker and Associates

The accrued consulting fee due by the Company as of March 31, 2001 is payable to China Net & Technologies, Inc. for services performed by Ronald
S. Tucker valued at $75,000.

In March 2001 the Company issued 1,000,000 shares of its common stock to Amcor Financial Corp. in exchange for a promissory note in the amount of $100,000.

NOTE 12: INVESTMENT IN SILICON RESOURCES

On September 1, 1999 the Company began negotiations and entered into an agreement with Silicon Resources, Inc. to purchase a portion of Silicon Resources, Inc. a consulting business. On November 30, 1999 the Company entered into a modification agreement that was executed and completed during the current fiscal year with Silicon Resources, Inc. modifying the agreement entered into on September 1, 1999. Under the terms of the modification agreement, Silicon Resources and the Company entered into a non-exclusive license agreement for the Company's technology with a value at the time the agreement was entered into in the amount of $750,000, for which the Company will receive Silicon Resources, Inc. common stock. As of the date of this report the value of the investment in Silicon Resources could not be determined due to the lack of adequate financial information. The Company, Ron Tucker, president, and Silicon Resources, Inc. agreed to exchange 50,000 shares of its unrestricted common stock, cancel the indebtedness owed to the Company by Silicon Resources in the amount of $103,800 pursuant to an Equipment lease, and the license fee in the amount of $750,000 for a total of 1,900,452 shares of Silicon Resources restricted common stock (See note 4). In March 2001 the Company sold its interest in Silicon Resources.

NOTE 13: EARNINGS (LOSS) PER SHARE

As of March 31, 2001 and 2000, the Company had 10,232,023 and 7,443,976
common shares outstanding, respectively, and no preferred shares outstanding. The earnings (loss) per share amount is based on the weighted average number of shares actually outstanding. The number of shares used in the computation for March 31, 2001 and 2000 was 9,262,023 and 7,221,496 shares respectively.

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

As explained in Note 7G, the Company exercised 300,000 Class A warrants and 50,000 Class B warrants in exchange for $500,000 in advertising and promotional services for the two year period starting October 1, 1999 (beginning of fiscal year 2000). Advertising and promotional services charged to operations for fiscal years 2000 was $250,000 and $125,000 for the six months of fiscal year 2001, leaving $125,000 as a prepaid expense as of March 31, 2001.

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

In November 2000, the Company issued 820,000 shares of common stock in exchange for $82,000 in notes payable from certain officers and directors. The notes are reported in the stockholders' equity section.

In March 2001, the Company issued 1,000,000 shares of common stock in exchange for $100,000 in a note payable from an affiliate. The note is reported in the stockholders' equity section.

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

NOTE 18: ROYALTY INCOME

In April 2000 the Company learned that pursuant to a license agreement entered into by and between Zilog and Sundance Design, Inc., which was purchased by the Company, from Sundance Design, Inc. a non-affiliate, that the Company was entitled to royalties in the amount of $72,320. These royalties accumulated from 1997 through March 2000. Royalty Income for April 2000 through September 2000 amounted to $49,857. The Company collected $122,177 during the the fiscal year ending September 30, 2000 and accrued a payment of $19,748 as of December 31, 2000 which was collected in Jamuary 2001. The royalty for the three months ending March 31, 2001 is $14,816.

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

The Company was unable to obtain adequate detailed books and records and supporting data from the subsidiary Master Financial Group, Inc. Therefore, the Company was not able to satisfy itself about the amount that goodwill was recorded in the consolidated balance sheet at December 31, 2000
(stated at $337,352) and the amount of goodwill amortization expense
(stated at $25,302).

Subsequent to year-end the Company evaluated the recoverability or this investment and has discontinued the operations of Master Financial Group. The Company took these actions due to change in market conditions and inadequate performance of the Company. The Company has written down goodwill $750,000 as of the year ending September 30, 2000. The write-off of goodwill is included in the September 30, 2000 consolidated statement of operations as asset impairment.

The Company is owed $430,760 from the prior owner of Master Financial.
In February 2001 Master Financial Group, Inc., commenced legal action to collect the amount from the former officer and director of Master Finanical Group, Inc.

NOTE 21: INVESTMENT IN TENSLEEP TECHNOLOGIES, INC.

In April 1999 and July 2000 the Company exchanged net assets valued at $191,137 for 5,000,000 shares of Tensleep Technologies, Inc., a wholly owned subsidiary under common control in a business combination accounted for as a pooling.

Tensleep Technologies, Inc., will complete the development of a motor controller, a non-Internet product and focus on bringing-to-market penetration through strategic relationships, joint ventures and international marketing alliances.

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

NOTE 23: DUE FROM TENSLEEP APPLIANCE

The Company has loaned Tensleep Appliance, a related entity, certain funds to cover start-up expenses. The balance due to the Company is $102,233 and $0 as of March 31, 2001 and 2000 and is secured by 1,700,000 shares of Tensleep Appliance stock. When the loan is paid back by Tensleep Appliance there is an agreement providing the opportunity for the Company to purchase the 1,700,000 shares of Tensleep Appliance stock for $100,000.

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



                                 TENSLEEP CORPORATION
 Schedule 1
                             CONSOLIDATED BALANCE SHEETS

                                  MARCH 31, 2001


                                         ASSETS

                                      Parent    Subsidiary
                                     Tensleep    Tensleep   Consolidating    Consolidated
                                   Corporation  Technology      Entries        Totals
                                   -----------  ----------  --------------   ------------
CURRENT ASSETS

  Cash                             $   130,633  $    1,608  $            -   $    132,241
  Prepaid Expenses
           (See note 15)               125,000           -               -        125,000
  Due From Tensleep Appliance
           (See note 23)               102,233           -               -        102,233
  Royalty Receivable
           (See note 18)                14,816           -               -         14,816
  Due From Tensleep Technology          13,500           -        ( 13,500)             -
  Loan Receivable                       20,820           -               -         20,820
                                   -----------  ----------   --------------   ------------
          Total Current Assets         407,002       1,608        ( 13,500)       395,110
                                   -----------  ----------   --------------   ------------
PROPERTY AND EQUIPMENT

  Machines & Equipment                       -     102,658               -         102,658
  Software                                   -     172,371               -         172,371
                                   -----------  ----------   --------------   ------------
                                             -     275,029               -         275,029
  Less accumulated depreciation
      and amortization                       -     274,385               -         274,385
                                   -----------  ----------   --------------   ------------
     Net Property and Equipment              -         644               -             644
                                   -----------  ----------   --------------   ------------

OTHER ASSETS

  Investment in China Net &
    Technologies, Inc. (See note 2)    818,667           -               -         818,667
  Investment in Amcor Financial
    Corp. (See note 3)               1,249,543           -               -       1,249,543
  Discontinued Operations
          (See note 20)                200,000           -               -         200,000
  Investment in Tensleep
    Technologies (See note 21)         191,137           -        (191,137)              -
                                   -----------  ----------   --------------   ------------
      Total Other Assets             2,459,347           -        (191,137)      2,268,210
                                   -----------  ----------   --------------   ------------

TOTAL ASSETS                       $ 2,866,349  $    2,252   $   ( 204,637)  $   2,663,964
                                   ===========  ==========   ==============  =============



                                 TENSLEEP CORPORATION

                              CONSOLIDATED BALANCE SHEETS
Schedule 1
                                   MARCH 31, 2001

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                     Parent     Subsidiary
                                    Tensleep    Tensleep    Consolidating   Consolidated
                                   Corporation  Technology   Entries        Totals
                                   -----------  ----------  --------------  ------------
CURRENT LIABILITIES
     Accounts Payable              $    24,698  $      268  $            -  $     24,966
     Loan payable to China               2,291           -               -         2,291
          Net & Technologies,
          Inc. (See note 6)
     Accrued Consulting Fees            75,000           -               -        75,000
     Due to Tensleep Corp.                   -      13,500        ( 13,500)            -
                                   -----------  ----------  --------------  ------------
     Total Current LiabilitiES         101,989      13,768        ( 13,500)      102,257
                                   -----------  ----------  --------------  ------------

TOTAL LIABILITIES                      101,989      13,768        ( 13,500)      102,257
                                   -----------  ----------  --------------  ------------

                                 STOCKHOLDERS' EQUITY

     Preferred stock                         -           -               -             -

     Common stock
          Tensleep Corporation         102,321           -               -       102,321
          Tensleep Technology                -      50,000         (50,000)            -
          Master Financial                   -           -               -

     Treasury stock                          -           -               -             -

     Additional paid-in capital
          Tensleep Corporation       7,108,409           -               -     7,108,409
          Tensleep Technology                -     141,137      (  141,137)            -
          Master Financial                   -           -               -

     Retained Earnings              (4,264,370)   (202,653)              -     (4,467,023)

     Notes for purchase of stock      (182,000)          -               -      ( 182,000)
                                   -----------  ----------  --------------  -------------

TOTAL STOCKHOLDERS' EQUITY           2,764,360     (11,516)       (191,137)     2,561,707
                                   -----------  ----------  --------------  -------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY          $2,866,349  $    2,252  $     (204,637)  $  2,663,964
                                    ==========  ==========  ==============  =============






The accompanying notes are an integral part of these statements.

                                   TENSLEEP CORPORATION
Schedule 2a
                           CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                      Parent    Subsidiary
                                     Tensleep    Tensleep   Consolidating   Consolidated
                                   Corporation  Technology     Entries         Totals
                                   -----------  ----------  --------------  ------------
REVENUES
    Royalty Income (See note 18)   $    14,816  $        -  $            -  $     14,816
    Other Income                             -       1,370               -         1,370
                                   -----------  ----------  --------------  ------------
                                        14,816       1,370               -        16,186
                                   -----------  ----------  --------------  ------------
EXPENSES

    Advertising                            295           -               -           295
    Automobile expense                   1,406           -               -         1,406
    Bank fees & brokerage charges          198           6               -           204
    Consulting expense                  91,500           -               -        91,500
    Depreciation and Amortization            -      22,865               -        22,865
    Dues and subscriptions                 195           -               -           195
    Interest                               170           -               -           170
    Other expenses                       1,120          58               -         1,178
    Office supplies                         27         263               -           290
    Outside services                     6,088       3,500               -         9,588
    Payroll & Payroll Taxes                  -       2,534               -         2,534
    Postage & delivery                     176          71               -           247
    Professional fees                   39,409           -               -        39,409
    Rent                                     -         540               -           540
    Repairs                                  -         135               -           135
    Supplies                                 -       1,368               -         1,368
    Taxes                                    -         723               -           723
    Telephone                                -         440               -           440
    Travel & Entertainment               6,569           -               -         6,569
                                   -----------  ----------  --------------  ------------
                                       147,153      32,503               -       179,656
                                   -----------  ----------  --------------  ------------
INCOME (LOSS) FROM OPERATIONS         (132,337)   ( 31,133)              -      (163,470)
                                   -----------  ----------  --------------  ------------
OTHER INCOME (EXPENSE)
    Interest Income                      1,673           -               -         1,673
    Income (loss) on equity
                 investment         (1,074,581)          -               -    (1,074,581)
    Asset Impairment
                 (See note 20)        (300,000)          -               -      (300,000)
                                   -----------  ----------  --------------  ------------
                                    (1,372,908)          -               -    (1,372,908)
                                   -----------  ----------  --------------  ------------
PROVISION FOR INCOME TAX - NOTE 22           -           -               -             -
                                   -----------  ----------  --------------  ------------
NET INCOME (LOSS)                  $(1,505,245)   ( 31,133)              -    (1,536,378)
                                   ===========  ==========  ==============  ============



The accompanying notes are an integral part of these statements.

                                   TENSLEEP CORPORATION
Schedule 2b
                           CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE SIX MONTHS ENDED MARCH 31, 2001


                                      Parent    Subsidiary
                                     Tensleep    Tensleep   Consolidating   Consolidated
                                   Corporation  Technology     Entries         Totals
                                   -----------  ----------  --------------  ------------
REVENUES
    Design Fees                    $         -  $      441  $            -  $        441
    Royalty Income (See note 18)        34,564           -               -        34,564
    Other Income                             -       1,499               -         1,499
                                   -----------  ----------  --------------  ------------
                                        34,564       1,940               -        36,504
                                   -----------  ----------  --------------  ------------
EXPENSES

    Advertising                            795           -               -           795
    Automobile expense                   1,694         752               -         2,446
    Bank fees & brokerage charges          207           6               -           213
    Consulting expense                 241,000           -               -       241,000
    Depreciation and Amortization            -      45,731               -        45,731
    Dues and subscriptions                 210           -               -           210
    Interest                               347           -               -           347
    Other expenses                       2,833       1,286               -         4,119
    Office supplies                         27         451               -           478
    Outside services                     7,808       4,784               -        12,592
    Payroll & Payroll Taxes                  -       6,742               -         6,742
    Postage & delivery                     445         167               -           612
    Professional fees                   40,958           -               -        40,958
    Rent                                     -       1,080               -         1,080
    Repairs                                  -         661               -           661
    Supplies                             1,014       3,196               -         4,210
    Taxes                                    -       1,232               -         1,232
    Telephone                            1,020         769               -         1,789
    Travel & Entertainment              13,510           -               -        13,510
                                   -----------  ----------  --------------  ------------
                                       311,868      66,857               -       378,725
                                   -----------  ----------  --------------  ------------
INCOME (LOSS) FROM OPERATIONS         (277,304)   ( 64,917)              -     ( 342,221)
                                   -----------  ----------  --------------  ------------
OTHER INCOME (EXPENSE)
    Interest Income                      4,042           -               -         4,042
    Income (loss) on equity
                 investment         (1,091,693)          -               -    (1,091,693)
    Asset Impairment
                 (See note 20)        (300,000)          -               -      (300,000)
                                   -----------  ----------  --------------  ------------
                                    (1,387,651)          -               -    (1,387,651)
                                   -----------  ----------  --------------  ------------
PROVISION FOR INCOME TAX - NOTE 22           -           -               -             -
                                   -----------  ----------  --------------  ------------
NET INCOME (LOSS)                  $(1,664,955)   ( 64,917)              -    (1,729,872)
                                   ===========  ==========  ==============  ============



The accompanying notes are an integral part of these statements.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

     The Company is building an economic and financial foundation on which to establish an international company that provides specialized services and develops, manufactures and distributes specialized
Information appliances and other electronic products and embedded modular systems contained within those appliances and/or electronic products.

     The Company's Strategic Plan is to build its business through a combination of internal business development and strategic acquisitions and affiliations. The Company is consolidating its subsidiaries and affiliates into groups relating to the market sector of each subsidiary and affiliate. Individually, each company within each group will continue to develop its own operations and build its own revenue streams, but when possible each will be merged, combined or consolidated.

     The Company plans to focus its development and acquisition efforts on Utility Industry energy management systems as a market for its technology and products. The Company believes that retail competition and energy deregulation in the Power and Utility Industries are best supported through the development and implementation of extensive Energy Management Systems. The Company's technology and products are well suited to play a critical role in the implementation of those systems.

     Energy management systems provide power and utility companies with load management, data collection and outage reporting capabilities. The Company's technology and products are at the core of those systems.

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

Market Evaluation

     The Company is in a continual process of identifying and evaluating new niche markets. The Company has identified energy management systems as a niche market. However, there is no assurance that the Company will correctly identify or evaluate any other niche market. Even if the Company should correctly identify and evaluate new niche markets, there is no assurance the Company can develop any products or services that would be accepted in those markets or that the products or services would be developed in a timely manner.

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

Lack of Revenues

     The Company has not established a consistent source of revenues. The Company has experienced revenues in the form of single payment License fees and royalties, but there is no assurance the Company will be able to licence its technology in the future or that the Royalties will continue at their present level. There is also no assurance that the Company can earn revenues beyond the current minimal level for the next twelve months.

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

     The Company, as part of its operational plan, is concentrating on the Appliance Technology Group and is focusing its attention on the Power and Utility Industries and the development of energy management systems.
The Company has decided not to proceed with the acquisition of Whisk.co.uk, Limited and not pursue the development of the Internet Integration Group. The Company has decided not to pursue the development of the Financial Services Group.

Appliance Technology Group

     Tensleep Technologies, Inc. ("Tech"), a wholly owned subsidiary, formed in 1999 was organized and is chartered with continuing to focus on Tensleep's original business and bringing-to-market penetration of the Internet appliances and developed integrated systems through strategic relationships, joint ventures, and international marketing alliances.
The Company transferred its computer design software and hardware to Tech and sold its ownership interest in Silicon Resources. Tech has completed the development and is testing a variable speed motor controller, a non-Internet product.

     Appliance Partners, an affiliate, provides the technical engineering and design services to Tensleep in developing and prototyping Tensleep's Internet-related products. These products, CyberServers, are special-purpose modular appliance servers. This product line will be expanded to include the iCamera Cradle, a digital camera server, the iController, a home controller, and the iModule. Appliance Partners will continue to engineer and design unique applications in the Internet Access Device (IAD) market, consumer and small office or home office (SOHO) appliance market.

     The iModule is now part of the CyberServer product line and Tensleep is prototyping two additional applications for its thin-Internet server.

     The transfer of the CyberServer business allows the Company to focus on identifying and developing marketing segments with strategic relationships with emerging growth companies in related businesses that aid the Company in its business and corporate development. Tech's business plan is to acquire new product technology, establish manufacturing relationships and to distribute products to consumers and original equipment manufacturers.

     Appliance Partners' business plan is to develop and market a series of special purpose computers or servers, referred to as appliances and/or thin Internet servers.

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

     China Net & Technologies, Inc. ("China Net"), an affiliate, is a high-technology and Internet-related company that specializes in developing strategic relationships with emerging-growth, high-technology companies in China. China Net has acquired a license to manufacture and distribute Tensleep's iModule in China and is seeking Chinese companies to manufacture and distribute that product.

     Silicon Resources, an affiliate, is a chip design consulting firm that specializes in designing special features in micro-computer chips and has been sold by the Company.

Internet Integration Group

     Tensleep, in January 2001, decided to withdraw from the acquisition of Whisk.co.uk, Limited, not to develop Tensleep Europe, Inc., and not to proceed with the development of the Internet Integration Group.

Financial Services Group

     The Company has decided to not pursue the development of the Financial Services Group. As part of that decision, the Company has discontinued the business operations of Master Financial Group, Inc. The Company has decided to retain its interest in Amcor Financial Corp. ("Amcor") as an investment and to sell that interest at an appropriate time to provide capital for the development of the Company.

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

STRATEGIC RELATIONSHIPS AND NEW TECHNOLOGY

     The operational plan provides for the acquisition of new products and seeking strategic relationship with companies that develop and manufacture consumer communications products. The development of strategic relationship and acquisition of new technologies is to exploit and enhance the Company's business. Management intends to acquire other companies and acquire technology by exchanging shares of its common stock or, in limited cases, when sufficient funds are on hand to use cash.

YEAR 2000 ISSUES

     The Company failed to have a material effect from any Year 2000 issues.

CREDIT FACILITY

     The management does not have a credit facility.

DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-QSB. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this quarterly report on Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear herein.
See "Special Note Regarding Forward-Looking Statements." The Company's actual results may differ materially from the results discussed in the forward-looking statements.

NET REVENUES.

      Net revenues for the three months ended March 31, 2001 and 2000 were $16,186 and $273,198, respectively, a decrease of $257,012 or approximately 1588%. The decrease in net sales was due to the sale of a license and the payment of a one time license fee in second quarter for the prior year and there was no license sold in the second quarter of the current year. The Company's revenues for the first and second quarters of the present year were from Royalties received by the Company from Zilog Corporation.

     Net revenues for the six months ended March 31, 2001 and 2000 were $36,504 and $1,023,901, respectively, a decrease of $987,397 or approximately 2705%. The decrease in net sales was due to the sale of two licenses and the payment of a one time license fee in each quarter for the prior year and there was no license sold in the second quarter of the current year.

     The Company does not anticipate direct revenues in excess of royalty payments for the remainder of the year.

     The Company is focusing its attention to the development of its business in the Power and Utilities Industries with marketing and distribution of energy management systems. The Company's plan is to establish a marketing organization and develop strategic relationships to provide a broader product line of services and products.

EXPENSES.

      The Company's expenses for the three months ending March 31, 2001 and 2000 were $179,656 and $136,285, respectively, an increased of $43,371 or approximately 32%. The increase was due to an increase in Consulting expenses of $24,000 and Professional fees incurred in the audit of the Company in the amount of $26,274. The other expenses were slightly lower as a total. The expenses for the period ending March 31, 2001 represent those incurred by Tensleep and Tech verses the parent company only.

      The Company's expenses for the six months ending March 31, 2001 and 2000 were $378,725 and $412,845, respectively, a decreased of $34,120 or approximately 8%. The decrease was due to a decrease in Advertising of $66,780 and Outside services of $8,944. The expenses for the period ending March 31, 2001 represent those incurred by Tensleep and Tech verses the parent company only.

INCOME (LOSS) FROM OPERATIONS

      The Company's income or loss from operations for the three months ending March 31, 2001 and 2000 were a loss of $163,470 and income of $136,911, respectively, a decreased of $300,381 or approximately 219%. The decrease was due to a decrease in revenues as discussed above and an increase in Consulting expenses of $24,000 and Professional fees incurred in the audit of the Company in the amount of $26,274.

      The Company's income or loss from operations for the six months ending March 31, 2001 and 2000 were a loss of $342,221 and income of $611,056, respectively, a decreased of $953,277 or approximately 156%. The decrease was due to a decrease in revenues as discussed above.


OTHER INCOME AND EXPENSES.

      The Company's other income and expenses for the three months ending March 31, 2001 and 2000 were a net loss of $1,372,908 and $0, respectively, an increased of $1,372,908. The increase was due to the discontinuance of Master Financial's business and the sale of the Company's interest in Silicon Resources, Inc. in the amount of $300,000 and $1,074,581, respectively.

      The Company's other income and expenses for the six months ending March 31, 2001 and 2000 were a net loss of $1,387,651 and $0, respectively, an increase of $1,387,651. The increase was due to the discontinuance of Master Financial's business and the sale of the Company's interest in Silicon Resources, Inc. in the amount of $300,000 and $1,074,581, respectively.


NET INCOME (LOSS).

      The Company's net income or loss for the three months ending March 31, 2001 and 2000 were a loss of $1,536,378 ($0.16 pre share)
and income of $136,911 ($0.02 per share), respectively, a decreased of $1,673,289. The decrease was due to a decrease in revenues, the discontinuance of Master Financial's business, and the sale of the Company's interest in Silicon Resources, Inc. as discussed above.

      The Company's net income or loss for the six months ending March 31, 2001 and 2000 were a loss of $1,729,872 ($0.19 per share)
and income of $611,056 ($0.08 per share), respectively, a decreased of $2,340,927. The decrease was due to a decrease in revenues, the discontinuance of Master Financial's business, and the sale of the Company's interest in Silicon Resources, Inc. as discussed above.


WORKING CAPITAL

      The Company's adjusted working capital decreased from $611,821 to $167,853 for the six months ending March 31, 2000 and 2001, respectively. The adjusted working capital was determined by reducing the Current Assets by the amount of Prepaid Expenses, $375,000 and $125,000, as of March 31, 2000 and 2001, respectively.

     The Company's adjusted working capital ratio as of March 31, 2001 and 2000 was 2.64:1 and 46.84:1, respecttively. The adjusted working capital ratio was determined by reducing the Current Assets by the amount of Prepaid Expenses, $125,000 and $375,000, as of March 31, 2001 and 2000, respectively.

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

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      Not Applicable.

ITEM 5.  OTHER INFORMATION

     On April 20, 20001 the Company announced the resignation of Glen Leason and Gary Magee as directors of the Company and that Mr. James Y. Wang was removed as a director and officer of the Company and as a director and officer of the Company's wholly owned subsidiary, Master Financial Group, Inc. In addition the Company announced the election of Ronald E. Wasserman as the Chief Financial Officer of the Company.

	The following are the Officers, Directors, and Key Management of the Company.

	Name				Position

     Ronald S. Tucker           Director, President, Chief Executive Officer
     Christopher Rayne          Director and Chief Operating Officer
     Robert A. Wright           Director
     Ronald E. Wasserman        Chief Financial Officer
     Dennis Kaliher             Vice President

     Ronald S. Tucker, 62, Chief Executive Officer, President and Director, is the founder of the Company. In 1996, Mr. Tucker founded China Net & Technologies, Inc. and is now its President. Since 1990. to present, Mr. Tucker was the founder and has been the President and director of R Tucker & Associates, Inc, a financial and corporate development consulting firm. Mr. Tucker is now the President of of Amcor Financial Corp., a specialty finance company. Mr. Tucker for a period of seven months was a director of 3CI, Inc., a public company, and for a period of three months was the President of that Company. Mr. Tucker is a graduate of the University of California at Los Angeles where he received a Bachelor of Science while majoring in finance and accounting. Mr. Tucker is also a graduate of the Loyola University School of Law. Mr. Tucker is a member of the California and Texas Bar Associations.

     Christopher Rayne, age 53, is the Chief Operating Officer and has served as a Director since April 2000. Mr. Rayne since 1989 has been an international management consultant, assisting and advising numerous development stage and emerging growth companies (both public and privately held) in the USA and in Europe.

     ROBERT A. WRIGHT, age 63, has been a director of the Company since April. Within the past five years, Mr. Wright has served as the President, Chief Operating Officer, and a director of USA Biomass Corporation (NM:USBC). Mr. Wright no longer has a positon with US Biomass Corporation. During the past 25 years Mr. Wright has been, and continues to be, a principal in and the President of a farm equipment manufacturing company located in central Illinois. Mr. Wright holds a Bachelor of Science degree in Business (Management and Finance) from the University of Colorado.

     Dennis E. Kaliher, age 64, is a Vice President of the Company and the President of Tensleep Technologies, Inc. Mr. Kaliher founded Sundance Design, Inc., in 1987 and has served as its President and Director since its inception. He has more than thirty years of experience in telecommunications and semiconductor product design, engineering, marketing and corporate management with Collins Radio Co., Rockwell International, and Advanced Micro Devices and founding the Company. From 1963 to 1986, Mr. Kaliher's experience at Collins and Rockwell ranged from developing and marketing communications switching systems to managing the development and growth of large and very large IC components. He also participated in the growth of data modems, fax modems and other communications devices for the telecommunications industry. Mr. Kaliher received his BEE from the University of Minnesota.

     Ronald E. Wasserman the Company's Chief Financial Officer for over five years has been providing financial conulting and CFO services to private companies. Mr. Wasserman is a licensed Certified Public Accountant in the States of Wisconsin and New York and a member of the American Institute of CPA's. Mr. Wasserman is a graduate of the University of Wisconsin, WI, with a BBA in accounting and Masters of Business Administration.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

      None.

(b) Reports on Form 8-K.

      None.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, there unto duly authorized.


                         Tensleep Corporation
                            (Registrant)

  Signature                      Title                    Date

/S/   Ronald S. Tucker        Director, CEO           May 15, 2001
Ronald S. Tucker