Form 10QSB
period 2001-06-30
TENSLEEP CORP
filed 2001-08-20
CIK 1006024

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C.  20549

                             FORM 10-QSB


 (MARK ONE)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.


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


     The number of shares outstanding of issuer's only class of Common Stock, no par value, was 10,732,023 on JUNE 30, 2001.

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

                      TENSLEEP CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                               JUNE 30, 2001 AND 2000

                                       ASSETS
                                                             2001            2000
                                                         -----------     -----------
CURRENT ASSETS

 Cash                                                    $    77,661     $   347,923
 Prepaid Expenses (See note 15)                               62,500         312,395
 Due from Tensleep Appliance (See note 23)                   111,073          53,899
 License Fee Receivable (See note 19)                              -         100,000
 Royalty Receivable (See note 18)                             47,000          24,965
 Loan Receivable                                              66,000          30,000
                                                         -----------     -----------
      Total Current Assets                                   364,234         869,182
                                                         -----------     -----------
PROPERTY AND EQUIPMENT

 Machines & Equipment                                        102,658         103,778
 Software                                                    172,371         172,371
                                                         -----------     -----------
                                                             275,029         276,149
 Less accumulated depreciation and amortization              274,385         205,789
                                                         -----------     -----------
      Net Property and Equipment                                 644          70,360


OTHER ASSETS

 Discontinued Operations   (See note 20)                     200,000               -
 Investment in China Net & Technologies, Inc., at
                                 equity (See note 2)         818,667       1,718,667
 Investment in Amcor Financial Corp., at equity
                                         (See note 3)      1,332,430       1,400,000
 Investment in Silicon Resources, at cost (See note 4)             -       1,103,800
 Investment in Master Financial                                    -       1,750,000
 License                                                           -          27,236
                                                         -----------     -----------
      Total Other Assets                                   2,351,097       5,999,703
                                                         -----------     -----------

TOTAL ASSETS                                             $ 2,715,975     $ 6,939,245
                                                         ===========     ===========


                          TENSLEEP CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                 MARCH 31, 2001 AND 2000

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             2001            2000
                                                         -----------     -----------
CURRENT LIABILITIES
   Accounts Payable                                      $     3,538     $
   Loan payable to China Net & Technologies, Inc.
                           (See nOTE 6)                        2,291           3,171
   Accrued consulting fees (See note 11)                      75,000               -
   Deferred Income                                                 -           2,291
                                                         -----------     -----------
    Total Current Liabilities                                 80,829           5,462
                                                         -----------     -----------

TOTAL LIABILITIES                                             80,829           5,462


STOCKHOLDERS' EQUITY
   Preferred stock, no stated value, 10,000,000 shares             -               -
   authorized no shares issued and outstanding

   Common stock, $.01 stated value, 50,000,000 shares        107,321          85,583
   authorized 10,732,023 and 8,358,266 shares issued
   and outstanding at March 31, 2001 and 2000,
   respectively

   Treasury stock, 1,000,000 and 0, at cost, for                   -               -
   March 31, 2001 and 2000, respectively

   Additional paid-in capital                              7,151,000       8,347,416

   Note Receivables for common stock                        ( 82,000)              -
   (See note 11 and 16)

   Retained Earnings (Accumulated Deficit)                (4,541,175)     (1,499,216)
                                                         -----------     -----------

TOTAL STOCKHOLDERS' EQUITY                                 2,635,146       6,933,783
                                                         -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 2,715,975     $ 6,939,245
                                                         ===========     ===========

The accompanying notes are an integral part of these statements.

                             TENSLEEP CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                             2001            2000
                                                         -----------     -----------
REVENUES
   Design Fees                                           $         -     $    21,000
   License Fees (See note 19)                                      -               -
   Royalty Income (Note 18)                                   47,000          14,566
   Other Income                                                  250               -
                                                         -----------     -----------
                                                              47,250          35,566

EXPENSES
   Advertising                                                   640           1,075
   Automobile expense                                            942             357
   Bank service charges                                           17              35
   Consulting expense                                         80,700          79,500
   Depreciation and Amortization                                   -          22,865
   Dues and subscriptions                                      2,175           1,947
   Filing fees                                                     -               -
   Interest                                                       13             177
   Other expenses                                                559           2,307
   Office supplies                                               199           2,120
   Outside services                                            1,598           4,711
   Payroll & Payroll Taxes                                         -           5,682
   Postage & delivery                                            499             343
   Professional fees                                           6,250          23,657
   Rent                                                          383               -
   Repairs                                                        49               -
   Supplies                                                        -             355
   Taxes                                                         720               -
   Telephone                                                   1,282           1,692
   Travel & Entertainment                                      9,594           9,272
   Utilities                                                       -             191
                                                         -----------     -----------
                                                             105,620         156,286
                                                         -----------     -----------
INCOME (LOSS) FROM OPERATIONS                               ( 58,370)    (   120,720)
                                                         -----------     -----------
OTHER INCOME (EXPENSE)
   Interest Income                                             1,076           1,493
   Income (loss) on equity investments                    (   17,113)              -
   Asset Impairment (See Note 20)                                  -               -
                                                         -----------     -----------
                                                          (   16,037)          1,493
                                                         -----------     -----------
PROVISION FOR INCOME TAXES (See note 22)                           -               -
                                                         -----------     -----------
NET INCOME (LOSS)                                        $(   74,407)    $(  119,227)
                                                         ===========     ===========


EARNINGS PER COMMON SHARE (SEE NOTE 13)                  $     (0.01)    $     (0.02)
                                                         ===========     ===========


The accompanying notes are an integral part of these statements.

                             TENSLEEP CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF OPERATIONS

                         FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                             2001            2000
                                                         -----------     -----------
REVENUES
   Design Fees                                           $         -     $    21,000
   License Fees (See note 19)                                      -         950,000
   Royalty Income (Note 18)                                   81,564          86,886
   Other Income                                                  691           1,556
                                                         -----------     -----------
                                                              82,255       1,059,442

EXPENSES
   Advertising                                                 1,435          68,650
   Automobile expense                                          3,387           2,972
   Bank service charges                                          229             280
   Consulting expense                                        321,700         323,333
   Depreciation and Amortization                              45,731          68,596
   Dues and subscriptions                                      2,385           2,332
   Filing fees                                                     -             950
   Insurance                                                       -           1,539
   Interest                                                      360             295
   License & permits                                               -              50
   Other expenses                                              4,678           2,813
   Office supplies                                               677           2,209
   Outside services                                           14,190          26,247
   Payroll & Payroll Taxes                                     6,742           5,682
   Postage & delivery                                          1,112           1,160
   Professional fees                                          47,206          28,642
   Rent                                                        1,463               -
   Repairs                                                       710           1,053
   Supplies                                                    2,722           1,089
   Taxes                                                       1,952               -
   Telephone                                                   3,074           5,360
   Travel & Entertainment                                     23,104          25,183
   Utilities                                                       -             670
                                                         -----------     -----------
                                                             482,857         569,105
                                                         -----------     -----------
INCOME (LOSS) FROM OPERATIONS                               (400,602)        490,337
                                                         -----------     -----------
OTHER INCOME (EXPENSE)
   Interest Income                                             5,133           1,493
   Income (loss) on equity investments                    (1,108,806)              -
   Asset Impairment (See Note 20)                           (300,000)
                                                         -----------     -----------
                                                          (1,403,673)          1,493
                                                         -----------     -----------
PROVISION FOR INCOME TAXES (See note 22)                           -               -
                                                         -----------     -----------
NET INCOME (LOSS)                                        $(1,804,275)    $   491,830
                                                         ===========     ===========


EARNINGS PER COMMON SHARE (SEE NOTE 13)                  $     (0.19)    $      0.07
                                                         ===========     ===========


The accompanying notes are an integral part of these statements.

                         TENSLEEP CORPORATION & SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     F0R THE YEARS ENDED SEPTEMBER  30, 2000, 1999
                          AND NINE MONTHS ENDING JUNE 30, 2001

                                                                                                       Allowance
                                                                                                    for Unrealized
                                                                                              Note      Gains and
                                                                   Additional              Receivable  Losses on
                      See             Number of             Common   paid-in     Retained      for     Marketable
                      Note   Date      shares    Considera   stock   capital     Earnings     stock   Equity Sec         Total
                      -----------------------------------------------------------------------------------------------------------
Balance 9/30/1998
  as prev. reported                  6,103,016             $  61,030 $  535,186 $(1,780,930) $       -  $         -  $ (1,184,714)
Adjustments:
  Prior prd adj                                                    -          -     (32,205)         -            -       (32,205)
  cost to equity
  method - Note 2                    ---------  ---------- --------- ---------- ------------ ---------  -----------  -------------

Balance, 10/1/1998
  as restated                        6,103,016             $  61,030 $  535,186 $(1,813,135) $       -  $         -  $ (1,216,919)

Stock issued          7A  12/15/98      35,000   Cash/Note       350    174,650           -          -            -       175,000
Stock issued          7B  12/15/98       8,000   Non-cash         80     39,920           -          -            -        40,000
Stock issued          7C  12/15/98     300,000   Non-cash      3,000  1,497,000           -          -            -     1,500,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7D  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7E  12/15/98     137,000    Note         1,370    683,630           -          -            -       685,000
Exercise A Warrants   7E  12/15/98      88,000    Note           880     34,320           -          -            -        35,000
Exercise B Warrants   7F  03/31/99       4,000   Non-cash         40     19,960           -          -            -        20,000
Exercise A & B Warr   7G  09/13/99     350,000   Non-cash      3,500    496,500           -          -            -       500,000
Note Rec for stock    16                     -                                -           -   (610,200)           -      (610,200)
Net income (loss)
        1999                                  -                               -   ( 253,242)         -            -      (253,242)
                                      ---------  --------- --------- ---------- ------------ ---------- ------------ -------------
Balance 9/30/1999                     7,045,016            $  70,450 $3,580,966 $(2,066,377) $(610,200) $         -  $    974,839

Exercise B Warrants   7H  10/11/19       15,000  Non-cash        150     74,850           -          -            -        75,000
Exercise A Warrants   7I  10/26/19       20,000  Non-cash        200     19,800           -          -            -        20,000
Stock issued          7J  10/29/19       35,000  Non-cash        350     27,650           -          -            -        25,000
Exercise A Warrants   7K  11/01/19        5,000   Cash            50      3,950           -          -            -         4,000
Exercise A Warrants   7L  11/03/19        1,000   Cash            10        790           -          -            -           800
Exercise A Warrants   7M  11/03/19        1,000   Cash            10        790           -          -            -           800
Exercise A Warrants   7N  12/07/19       10,000  Non-cash        100      7,900           -          -            -         8,000
Exercise A Warrants   7O  12/07/19       50,000  Non-cash        500     49,500           -          -            -        50,000
Exercise A Warrants   7P  12/07/19       13,000  Non-cash        130     12,870           -          -            -        13,000
Stock issued          7Q  12/08/19       60,000  Non-cash        600     59,400           -          -            -        60,000
Erercise B Warrants   7R  12/13/19       25,000  Non-cash        250    122,250           -          -            -       122,500
Stock issued          7S  12/14/19       20,000   Cash           200     35,282           -          -            -        35,482
Exercise B Warrants
    & stock issued    7T  12/30/19      300,000  Non-cash      3,000    597,000           -          -            -       600,000
Erercise B Warrants   7U  12/30/19       50,000  Non-cash        500    249,500           -          -            -       250,000
Exercise A Warrants   7V  12/30/19      253,960  Non-cash      2,540    197,460           -          -            -       200,000
Exercise A Warrants   7W  12/30/19      100,000  Non-cash      1,000     79,000           -          -            -        80,000
Shares cancelled      7X  12/30/19   (1,000,000) Non-cash   (10,000)     10,000           -          -            -             -
Note Rec canceled     16  12/30/19            -  Non-cash          -          -           -    610,200            -       610,200
Stock issued          7Y  02/24/20      340,000  Non-cash      3,400     30,600           -          -            -        34,000
Erercise B Warrants   7Z  03/07/20      100,000   Cash         1,000    449,000           -          -            -       450,000
Stock issued          7AA 04/22/20      400,000  Non-cash      4,000    996,000           -          -            -     1,000,000
Exercise B Warrants
    & stock issued    7AB 04/22/20      500,000  Non-cash      5,000  1,245,000           -          -            -     1,250,000
Stock issued          7AC 06/07/20       10,000  Non-cash        100     14,275           -          -            -        14,375
Stock dividend        14  06/02/20        4,290  Non-cash         43      5,856      (5,856)         -            -             -
Stock dividend        14  07/26/20       49,737  Non-cash        497     64,783     (65,280)         -            -             -
Stock dividend        14  08/23/20        4,020  Non-cash         40      3,728     ( 3,768)         -            -             -
Net income for 2000                           -                    -          -    (265,868)         -            -      (265,868)
Net Unrealized loss
  on marketable
  equity securities                           -                    -          -           -          -      (41,468)      (41,468)
                                      ---------             --------  ---------   ---------  ---------  -----------    -----------

Balance 9/30/2000                     8,412,023             $ 84,120 $7,938,200 $(2,407,192) $       -  $   (41,468)   $5,573,660

Stock Issued          7AD 11/10/20      820,000  Non-cash      8,200     73,800           -          -            -        82,000
Stock Issued          7AE 03/07/01    1,000,000  Non-cash     10,000     90,000           -          -            -       100,000
Recission Writedown   7AF 03/31/01            -                    -   (996,000)          -          -            -      (996,000)
Stock Issued          7AG 04/16/01      500,000  Cash          5,000     45,000           -          -            -        50,000
Note for stock        16                      -                    -          -           -   ( 82,000)           -      ( 82,000)
Net Loss for period                           -                    -          -  (1,804,673)         -            -    (1,804,673)
Adjustment Prior Pd                           -                    -          -    (329,309)         -       41,468     ( 287,841)
                                      ---------             --------  ---------   ---------  ---------  -----------    -----------

Balance03/31/2001                    10,232,023             $107,320 $7,151,000 $(4,541,174) $( 82,000) $        -     $2,635,146









The accompanying notes are an integral part of these statements.

                      TENSLEEP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THREE MONTHS ENDING JUNE 30, 2001 AND 2000



                                                             2001            2000
                                                         -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (Loss)                                     $(   74,402)    $    16,145

   Adjustments to reconcile net loss to
            net cash used in operations:
     Depreciation and amortization                                 -          22,865
     Expenses (income) incurred in exchange for stock              -               -
     Discontinued Operations - Adjustments                         -               -
     Non cash expense for Silicon Resources                        -               -

     (Increase) decrease in assets:
      Non - cash Income                                            -               -
      Prepaid expenses                                        62,500          62,500
      Accounts Receivable                                          -          57,957
      Royalty Receivable                                     (32,183)              -
      Loan Receivable                                          3,800         (30,000)

     Increase (decrease) in liabilities:
      Accounts Payable                                       (21,178)         15,017
      Accrued consulting fees                                      -               -
      Deferred Income                                              -         (10,601)
                                                         -----------     -----------
   Net cash used by operating activities                    ( 61,463)        133,883
                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to affilate                                      ( 7,820)              -
   Investment In Marketable Securities                             -         (19,853)
   Purchase of Property and Equipment                              -         ( 1,765)
   Non-Cash Reduction in value - Amcor Financial             (82,887)              -
   Purchase of Technology License                                  -         (13,790)
   Loan to Nationwide Residential Capital                    (50,000)
   Discontinued Operations - Net                                   -              -
   Loss on sale of Silicon Resources                               -               -
   Recission of Agreement                                          -              -
                                                         -----------     -----------
   Net cash used by investing activities                    (140,707)       ( 35,408)
                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Note of Sale of Stock                                     100,000               -
   Borrowings from Corporate Finance Co.                           -               -
   Proceeds from Stock Sale                                   50,000          23,999
                                                         -----------     -----------
   Net cash provided by financing activities                 150,000          23,999
                                                         -----------     -----------
NET INCREASE (DECREASE) IN CASH                              (52,170)        122,474

CASH, beginning of period                                    129,831         417,219
                                                         -----------     -----------
CASH, end of period                                      $    77,661     $   539,693
                                                         ===========     ===========


The accompanying notes are an integral part of these statements.

                      TENSLEEP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR NINE MONTHS ENDING JUNE 30, 2001 AND 2000



                                                             2001            2000
                                                         -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (Loss)                                     $(1,804,274)    $   752,638

   Adjustments to reconcile net loss to
            net cash used in operations:
     Depreciation and amortization                            45,731          69,626
     Expenses (income) incurred in exchange for stock              -         211,907
     Discontinued Operations - Adjustments                         -               -
     Non cash expense for Silicon Resources                        -        (103,800)
     Income earned in exchange for stock                           -         (65,000)

     (Increase) decrease in assets:
      Non - cash Income                                            -        (750,000)
      Prepaid expenses                                       187,500         197,605
      Accounts Receivable                                     88,291         (21,165)
      Royalty Receivable                                           -               -
      Loan Receivable                                        (36,000)        (30,000)

     Increase (decrease) in liabilities:
      Accounts Payable                                         3,032          12,471
      Accrued consulting fees                                 75,000        (140,000)
      Deferred Income                                              -               -
                                                         -----------     -----------
   Net cash used by operating activities                  (1,440,720)        134,282
                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to affilate                                      (61,073)        (53,899)
   Purchases of Machinery & equipment                           (645)         (1,765)
   Non-Cash Reduction in value - China Net                   853,468               -
   Investment in CFC                                               -         (50,000)
   Investment in Shanghai Co                                       -        (112,000)
   Investment in Tradeable Securities                              -         (19,835)
   Purchase of Technology License                                  -         (18,790)
   Non-Cash Reduction in value - Amcor Financial             (48,662)
   Reduction of Goodwill - Master Financial                  500,000               -
   Non-cash exchange for Equipment                                 -          18,100
   Discontinued Operations - Net                            (200,000)              -
   Loss on sale of Silicon Resources                       1,103,800               -
   Recission of Agreement                                   (787,200)              -
                                                         -----------     -----------
   Net cash used by investing activities                   1,359,688        (238,189)
                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loan payments (Loans) on Stock Purchase                  ( 82,000)         60,000
   Borrowings from Corporate Finance Co.                           -         (12,568)
   Proceeds from exercise of warrants                              -         596,103
   Non-cash Sale of Stock                                     23,200
                                                         -----------     -----------
   Net cash provided by financing activities                ( 58,800)        643,535
                                                         -----------     -----------
NET INCREASE (DECREASE) IN CASH                              139,832         539,628

CASH, beginning of period                                    217,493              65
                                                         -----------     -----------
CASH, end of period                                      $    77,661     $   539,693
                                                         ===========     ===========


The accompanying notes are an integral part of these statements.

                                TENSLEEP C0RPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   JUNE 30, 2001



ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Tensleep Corporation (formerly Tensleep.com, Inc., Tensleep Technologies, Inc. and Tensleep Design, Inc.) (A Colorado Corporation) (The Company) is a company that acquires and licenses technology; identifies, acquires, and develops, development stage technology and service companies that focus on the Internet, energy and communications products and services. The Company is located in Austin, Texas.

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

Product Development Costs

Product development costs are expensed as incurred. At September 30, 2000 such costs were approximately $96,000. Prior to commencing operations the Company incurred research and development costs which were also charged to operations when incurred. Research and development costs were $0 for the three months ending June 30, 2001 and 2000.

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

NOTE 1: MARKETABLE SECURITIES


The Company as of June 30, 2001 owns a limited amount of marketable securities in its discontinued operations of Master Financial Group, Inc., and is included in the valuation of Discontinued Operations. See Note 20.

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

NOTE 4: INVESTMENT IN SILICON RESOURCES

During the previous fiscal year the Company acquired 1,900,452 shares in Silicon Resources. Shares acquired represent approximately an 35% ownership in Silicon Resources. Silicon Resources provides integrated circuit design consulting services. The Company has accounted for this investment under the cost method because the Company has not been able to get the necessary financial information to apply the equity method. Under the cost method, income is recorded when dividends are received. The shares were obtained in the cash-free exchanges described in Note 5 and 12. The valuation of the shares in the amount of $1,103,800 was obtained was an agreed-upon value as of the date of the exchange based upon the market value of the Company's common stock on the closing date. In March 2001 the Company sold its interest in Silicon Resources to an affiliate for $3,800. (See Note 21).

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

NOTE 7:  CAPITAL FUNDING

In 1997 the Board of Directors authorized private offerings pursuant to Regulation S, Section 3(b) and/or 4(2) of the Securities Act of 1933, as amended. In 1997 and 1998 the Company issued 1 million investment units to China Net & Technologies, Inc. pursuant to Regulation D, Rule 504 and 500,000 investment units to R Tucker and Associates, Inc. and Sundance Design, Inc. pursuant to Regulation A. During fiscal year 2000, October 1, 1999 to September 30, 2000 the Company's common stock commenced trading on the Over-the-Counter Bulletin Board (TENS). The following summarizes the various stocks and warrant transactions as reported in the accompanying Statement of Changes in Stockholders' Equity for periods October 1, 1998 and 1999, through September 30, 1999 and 2000 and October 1, 2000 through June 30, 2000.

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

      Note AG - 500,000 shares were issued for the payment of $50,000 cash per exercise of 500,000 options at $.10 per share.

NOTE 8:  STOCK OPTION PLANS

The Company has adopted a stock option plan pursuant to Section 422A of the Internal Revenue Code and a non-incentive stock option plan. This plan grants options that can be exercised at a specified price. The Company has resolved that 3,000,000 shares of common stock be reserved for this plan. The Company discard the previous plan and canceled the options issued under it.

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

In December 1998 R Tucker & Associates, a related party, issued a promissory note for $765,200 to the Company in exchange for 137,000 shares of common stock and 88,000 shares from the exercise of Class A warrants and the cancellation of a $50,000 note previously issued (See note 7E).

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

NOTE 13: EARNINGS (LOSS) PER SHARE

As of June 30, 2001 and 2000, the Company had 10,732,023 and 8,358,266
common shares outstanding, respectively, and no preferred shares outstanding. The earnings (loss) per share amount is based on the weighted average number of shares actually outstanding. The number of shares used in the computation for June 30, 2001 and 2000 was 9,696,467 and 7,440,466 shares respectively.

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

NOTE 18: ROYALTY INCOME

In April 2000 the Company learned that pursuant to a license agreement entered into by and between Zilog and Sundance Design, Inc., which was purchased by the Company, from Sundance Design, Inc. a non-affiliate, that the Company was entitled to royalties in the amount of $72,320. These royalties accumulated from 1997 through March 2000. Royalty Income for April 2000 through September 2000 amounted to $49,857. The Company collected $122,177 during the the fiscal year ending September 30, 2000 and accrued a payment of $19,748 as of December 31, 2000 which was collected in January 2001. The royalty for the three months ending March 31, 2001 is $14,816 and for the three months ending June 30, 2001 the company is informed that it will be $47,000.

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

                         CONSOLIDATED FINANCIAL STATEMENTS

      The consolidate financial statements have been prepared by Tensleep Corporation, with out audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading when read with the Company's audited financial statements for the years ended September 30, 2000 and 1999. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair statement of the results from the periods presented.



                                 TENSLEEP CORPORATION
 Schedule 1
                             CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 2001


                                         ASSETS

                                      Parent    Subsidiary
                                     Tensleep    Tensleep   Consolidating    Consolidated
                                   Corporation  Technology      Entries        Totals
                                   -----------  ----------  --------------   ------------
CURRENT ASSETS

  Cash                             $    76,104  $    1,557  $            -   $     77,661
  Prepaid Expenses
           (See note 15)                62,500           -               -         62,500
  Due From Tensleep Appliance
           (See note 23)               111,073           -               -        111,073
  Royalty Receivable
           (See note 18)                47,000           -               -         47,000
  Due From Tensleep Technology          13,500           -        ( 13,500)             -
  Loan Receivable                       66,000           -               -         66,000
                                   -----------  ----------   --------------   ------------
          Total Current Assets         376,177       1,557        ( 13,500)       364,234
                                   -----------  ----------   --------------   ------------
PROPERTY AND EQUIPMENT

  Machines & Equipment                       -     102,658               -         102,658
  Software                                   -     172,371               -         172,371
                                   -----------  ----------   --------------   ------------
                                             -     275,029               -         275,029
  Less accumulated depreciation
      and amortization                       -     274,385               -         274,385
                                   -----------  ----------   --------------   ------------
     Net Property and Equipment              -         644               -             644
                                   -----------  ----------   --------------   ------------

OTHER ASSETS

  Investment in China Net &
    Technologies, Inc. (See note 2)    818,667           -               -         818,667
  Investment in Amcor Financial
    Corp. (See note 3)               1,332,430           -               -       1,332,430
  Discontinued Operations
          (See note 20)                200,000           -               -         200,000
  Investment in Tensleep
    Technologies (See note 21)         196,137           -        (196,137)              -
                                   -----------  ----------   --------------   ------------
      Total Other Assets             2,547,234           -        (196,137)      2,351,097
                                   -----------  ----------   --------------   ------------

TOTAL ASSETS                       $ 2,923,411  $    2,201   $   ( 209,637)  $   2,715,975
                                   ===========  ==========   ==============  =============



                                 TENSLEEP CORPORATION

                              CONSOLIDATED BALANCE SHEETS
Schedule 1
                                    JUNE 30, 2001

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                     Parent     Subsidiary
                                    Tensleep    Tensleep    Consolidating   Consolidated
                                   Corporation  Technology   Entries        Totals
                                   -----------  ----------  --------------  ------------
CURRENT LIABILITIES
     Accounts Payable              $     3,270  $      268  $            -  $      3,538
     Loan payable to China               2,291           -               -         2,291
          Net & Technologies,
          Inc. (See note 6)
     Accrued Consulting Fees            75,000           -               -        75,000
     Due to Tensleep Corp.                   -      13,500        ( 13,500)            -
                                   -----------  ----------  --------------  ------------
     Total Current LiabilitiES          80,561      13,768        ( 13,500)       80,829
                                   -----------  ----------  --------------  ------------

TOTAL LIABILITIES                       80,561      13,768        ( 13,500)       80,829
                                   -----------  ----------  --------------  ------------

                                 STOCKHOLDERS' EQUITY

     Preferred stock                         -           -               -             -

     Common stock
          Tensleep Corporation         107,321           -               -       107,321
          Tensleep Technology                -      55,000         (55,000)            -
          Master Financial                   -           -               -

     Treasury stock                          -           -               -             -

     Additional paid-in capital
          Tensleep Corporation       7,151,000           -               -     7,151,000
          Tensleep Technology                -     141,137      (  141,137)            -
          Master Financial                   -           -               -

     Retained Earnings              (4,333,472)   (207,703)              -    (4,541,175)

     Notes for purchase of stock      (082,000)          -               -     (  82,000)
                                   -----------  ----------  --------------  -------------

TOTAL STOCKHOLDERS' EQUITY           2,842,850     (11,566)       (196,137)    2,635,146
                                   -----------  ----------  --------------  -------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY          $2,923,411  $    2,202  $     (209,637)  $ 2,715,975
                                    ==========  ==========  ==============  =============






The accompanying notes are an integral part of these statements.

                                   TENSLEEP CORPORATION
Schedule 2a
                           CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE THREE MONTHS ENDED JUNE 30, 2001


                                      Parent    Subsidiary
                                     Tensleep    Tensleep   Consolidating   Consolidated
                                   Corporation  Technology     Entries         Totals
                                   -----------  ----------  --------------  ------------
REVENUES
    Royalty Income (See note 18)   $    47,000  $        -  $            -  $     47,000
    Other Income                             -         250               -           250
                                   -----------  ----------  --------------  ------------
                                        47,000         250               -        47,250
                                   -----------  ----------  --------------  ------------
EXPENSES

    Advertising                            640           -               -           640
    Automobile expense                     692         250               -           942
    Bank fees & brokerage charges            -          17               -            17
    Consulting expense                  80,700           -               -        80,700
    Depreciation and Amortization            -           -               -             -
    Dues and subscriptions               2,175           -               -         2,175
    Interest                                13           -               -            13
    Other expenses                         460          99               -           559
    Office supplies                          -         199               -           199
    Outside services                     1,598           -               -         1,598
    Payroll & Payroll Taxes                  -           -               -             -
    Postage & delivery                     371         128               -           499
    Professional fees                    6,250           -               -         6,250
    Rent                                     -         383               -           383
    Repairs                                  -          49               -            49
    Supplies                                 -           -               -             -
    Taxes                                    -         720               -           720
    Utilities                            1,027         255               -         1,282
    Travel & Entertainment               6,388       3,206               -         9,594
                                   -----------  ----------  --------------  ------------
                                       100,314       5,306               -       105,620
                                   -----------  ----------  --------------  ------------
INCOME (LOSS) FROM OPERATIONS         ( 53,314)   (  5,056)              -      ( 58,370)
                                   -----------  ----------  --------------  ------------
OTHER INCOME (EXPENSE)
    Interest Income                      1,076           5               -         1,076
    Income (loss) on equity
                 investment         (   17,113)          -               -    (   17,113)
    Asset Impairment
                 (See note 20)               -           -               -             -
                                   -----------  ----------  --------------  ------------
                                    (   16,037)          -              -    (    16,037)
                                   -----------  ----------  --------------  ------------
PROVISION FOR INCOME TAX - NOTE 22           -           -               -             -
                                   -----------  ----------  --------------  ------------
NET INCOME (LOSS)                  $(   69,351)   (  5,056)              -    (   74,407)
                                   ===========  ==========  ==============  ============



The accompanying notes are an integral part of these statements.

                                   TENSLEEP CORPORATION
Schedule 2b
                           CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE NINE MONTHS ENDED JUNE 30, 2001


                                      Parent    Subsidiary
                                     Tensleep    Tensleep   Consolidating   Consolidated
                                   Corporation  Technology     Entries         Totals
                                   -----------  ----------  --------------  ------------
REVENUES
    Design Fees                    $         -  $        -  $            -  $          -
    Royalty Income (See note 18)        81,564           -               -        81,564
    Other Income                             -         691               -           691
                                   -----------  ----------  --------------  ------------
                                        81,564         691               -        82,255
                                   -----------  ----------  --------------  ------------
EXPENSES

    Advertising                          1,435           -               -         1,435
    Automobile expense                   2,385       1,002               -         3,387
    Bank fees & brokerage charges          207          22               -           229
    Consulting expense                 321,700           -               -       321,700
    Depreciation and Amortization            -      45,731               -        45,731
    Dues and subscriptions               2,385           -               -         2,385
    Filing Fees                              -           -               -             -
    Insurance                                -           -               -             -
    Interest                               360           -               -           360
    Other expenses                       3,293       1,385               -         4,678
    Office supplies                         27         650               -           677
    Outside services                     9,406       4,784               -        14,190
    Payroll & Payroll Taxes                  -       6,742               -         6,742
    Postage & delivery                     816         296               -         1,112
    Professional fees                   47,206           -               -        47,206
    Rent                                     -       1,463               -         1,463
    Repairs                                  -         710               -           710
    Supplies                             1,014       1,708               -         2,722
    Taxes                                    -       1,952               -         1,952
    Telephone                            2,049       1,025               -         3,074
    Travel & Entertainment              19,898       3,206               -        23,104
                                   -----------  ----------  --------------  ------------
                                       412,181      70,676               -       482,857
                                   -----------  ----------  --------------  ------------
INCOME (LOSS) FROM OPERATIONS         (330,617)   ( 69,985)              -     ( 400,602)
                                   -----------  ----------  --------------  ------------
OTHER INCOME (EXPENSE)
    Interest Income                      5,118          15               -         5,133
    Income (loss) on equity
                 investment         (1,108,806)          -               -    (1,108,806)
    Asset Impairment
                 (See note 20)        (300,000)          -               -      (300,000)
                                   -----------  ----------  --------------  ------------
                                    (1,403,688)         15               -    (1,403,673)
                                   -----------  ----------  --------------  ------------
PROVISION FOR INCOME TAX - NOTE 22           -           -               -             -
                                   -----------  ----------  --------------  ------------
NET INCOME (LOSS)                  $(1,734,305)   ( 69,970)              -    (1,804,275)
                                   ===========  ==========  ==============  ============



The accompanying notes are an integral part of these statements.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

     The Company is an international electronics company developing technology and technology growth companies. The Company's business is two fold: (1) The acquisition, development and licensing of technology; and (2) The development of technology growth companies in the United States, China and Europe.

     The Company specializes in products that incorporate digital signal processors ("DSP") and information appliance servers ("IA"). A DSP is a microprocessor that converts analog signals to digital signals and digital signals to analog signals. An AI is a dedicated specialized computer, used as a server, which receives data from another devise, manipulates and communicates the data to a remote central computer. The AI may or may not contain a DSP and may be embedded or external to the other device.

     The Company, its subsidiaries and affiliates provide specialized services to support the development, manufacture and distribution of industrial and consumer products containing embedded modular systems ("Embedded Systems")which include a DSP and/or IA. The Company's strategic long term plan is to become the world's leading supplier of electronic components used in fabricating the Embedded Systems.

     The Company's growth is built upon a combination of strategic acquisitions and affiliations. The Company, each subsidiary and affiliate is developing its own operations and building its own revenue stream.

     The Company is focusing on the acquisition and development of companies in the United States, China and Europe developing products for niche markets. The current emphasis is on companies providing energy management systems to the power and utility industries and their customers. The Company believes retail competition and energy deregulation in the power and utility industries are best supported by the development and implementation of Energy Management Systems ("EMS"). The Company's and its affiliates' technology and products are well suited to play a critical role in the implementation of those systems.

     Energy management systems provide power and utility companies and their customers with load management, data collection and outage reporting capabilities. The Company's and its affiliates' technology and products are at the core of those systems.

     The Company's operational plan for the next twelve months, requires limited additional personnel and financial resources. The Company has and will continue to engage one or more third party organizations to provide the quality and number of personnel and services required for the development of and upgrading of the offered products and services. The Company, with limited financial resources, is near completing negotiations for alliances with Chinese companies to manufacture the products for the Company and its affiliates and to distribute the products in China.

RISKS

     The factors, which follow, make the Company's twelve month Plan of Operations risky.

Market Evaluation

     The Company is in a continual process of identifying and evaluating new niche markets. The Company has identified energy management systems as a niche market. However, there is no assurance that the Company can identify or evaluate any other niche market. Even if the Company or its affiliates should correctly identify and evaluate new niche markets, there is no assurance the Company or its affiliates can develop any products or services that would be accepted in those markets or that the products or services would be developed in a timely manner.

     In order to reduce this risk the Company plans (1) to develop products with embedded standard modular systems capable of being used in products that cross market segments, (2) to develop and provide manufacturing and distribution to independent third party companies developing and marketing their own niche market products, and
(3) to acquire or invest in businesses that have developed and are distributing products in identified markets.

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

Lack of Revenues

     The Company and its affiliates lack a consistent source of revenues. The Company has experienced revenues from single payment License fees and royalties, but there is no assurance the Company will be able to licence its technology in the future or that the Royalties will continue at their present level. There is also no assurance that the Company can earn revenues beyond its current level for the next twelve months.

Lack of Funds

     The Company and its affiliates lack funds to market the products and services effectively. Market their products and services effectively require significant cash to cover specific marketing costs, costs of prototypes and technical and specific design services for potential customers. No assurance can be given that the Company or its affiliates have or can obtain sufficient funds to enable them to conduct an adequate marketing and sales program.

                          PLAN OF OPERATION

     The Company's business and operational plan for the next twelve months is directed toward the manufacturing and distribution of its and its affiliates' products in China, and the distribution of its products and services in the United States and Europe.

Operations

     The Company and its affiliates are currently operating and will continue to operate with available funds. The current burn rate for the company is approximately $7,500 to $10,000 per month. The Company is now and will continue to limit its expenses and not incur debt.
The Company's expenses are limited to phone bills, limited travel, office supplies, accounting services, repairs and maintenance, outside services and other small but ordinary business expenses.

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

     Appliance Partners, Inc., an affiliate, provides the technical engineering and design services to Tensleep in developing and prototyping Tensleep's Internet-related products. These products, CyberServers, are special-purpose modular appliance servers. This product line will be expanded to include the iCamera Cradle, a digital camera server, the iController, a home controller, and the iModule. Appliance Partners will continue to engineer and design unique applications in the Internet Access Device (IAD) market, consumer and small office or home office
(SOHO) appliance market.

     The transfer of the CyberServer business allows the Company to focus on identifying and developing strategic relationships with emerging growth companies in related businesses that help in the Company's business and corporate development. Tech's business plan is to acquire new product technology, establish manufacturing relationships and to distribute products to consumers and original equipment manufacturers.

     Appliance Partners' business plan is to develop and market a series of specialized IAs.

     Tensleep believes that continued implementation of its general plan of operation requires few additional personnel. However, its affiliates in order to develop and upgrade the various products will require additional personnel consisting of engineers, marketing and sale people. In addition, Company is seeking strategic relationships with independent organizations in the United States and China to participate in the development and upgrading the products and services.

     China Net & Technologies, Inc. ("China Net"), an affiliate, is a high-technology and Internet-related company that specializes in developing strategic relationships with emerging-growth, high-technology companies in China. China Net has acquired a license to manufacture and distribute Tensleep's iModule in China and is completing negotiations with several Chinese companies to manufacture and distribute the IA's in China.

Internet Integration Group

     Tensleep, in January 2001, decided to withdraw from the acquisition of Whisk.co.uk, Limited, not to develop Tensleep Europe, Inc., and not to proceed with the development of the Internet Integration Group.

Financial Services Group

     The Company has discontinued the business operations of Master Financial Group, Inc.

     The Company, in August 2001, acquired a majority interest in Amcor Financial Corp. ("Amcor"), now Tensleep Energy Corporation ("Tens
Energy"). Tens Energy is focusing on the acquisition and financing of companies developing and distributing EMS.

Research And Development

     Appliance Partners, within the next twelve months, plans to develop prototypes of the iCamera Cradle and iController.

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

NET REVENUES.

      Net revenues for the three months ended June 30, 2001 and 2000 were $47,250 and $35,566, respectively, an increase of $11,684 or approximately 33%. The increase in net sales was due to an increase in Royalty income from $14,565 to $47,000, based on information received by management from Zilog Corporation, and increase of 322%. In the quarter ending June 30, 2000 the Company earned $21,000 from providing chip design services, but discontinued providing such services thereafter.

     Net revenues for the nine months ended June 30, 2001 and 2000 were $82,255 and $1,059,442, respectively, a decrease of $977,187 or approximately 92%. The decrease in net sales was due to the sale of two licenses and the payment of a one time license fee in each quarter for the prior year and there was no license sold in the second quarter of the current year.

     The Company does not anticipate direct revenues in excess of royalty payments for the remainder of the year.

     The Company and its affiliates are focusing its attention to the development of business in the Power and Utilities Industries with the marketing and distribution of EMSs. The Company's plan is to establish channels of distribution and develop strategic relationships in order to provide a broader product line of services and products.

EXPENSES.

      The Company's expenses for the three months ending March 31, 2001 and 2000 were $105,620 and $156,286, respectively, an decreased of $50,666 or approximately 32%. The decrease was due to the decrease in depreciation with the equipment and furniture being fully depreciated in the previous quarter and a reduction of Professional fees and other expenses incurred in the last quarter. The expenses for the period ending March 31, 2001 represent those incurred by Tensleep and Tech verses the Company only.

      The Company's expenses for the nine months ending June 30, 2001 and 2000 were $482,857 and $569,105, respectively, a decreased of $86,248 or approximately 15%. The decrease was due to a decrease in Advertising of $67,215, Outside services of $12,057, Depreciation of $22,865, but with an increase of Accounting fees in the amount of $21,667. The expenses for the period ending June 30, 2001 represent those incurred by Tensleep and Tech verses the Company only.

INCOME (LOSS) FROM OPERATIONS

      The Company's losses from operations for the three months ending June 30, 2001 and 2000 were $58,370 and $120,720, respectively, a decreased in losses of $62,350 or approximately 52%. The decrease was due to a decrease in expenses as indicated above.

      The Company's income or loss from operations for the nine months ending June 30, 2001 and 2000 were a loss of $400,602 and income of $490,337, respectively, a decreased of $890,939 or approximately 182%. The decrease was due to a decrease in revenues as discussed above.


OTHER INCOME AND EXPENSES.

      The Company's other income and expenses for the three months ending June 30, 2001 and 2000 were a net loss of $16,037 and income of $1,493, respectively, an decreased of $17,530 or approximately 1174%. The decrease was due to a reduction in value of Amcor in the amount of $17,113.

      The Company's other income and expenses for the nine months ending June 30, 2001 and 2000 were a net loss of $1,403,673 and income of $1,493, respectively, an decrease of $1,402,180 or approximately 93917%. The decrease was due to the discontinuance of Master Financial's business, the sale of the Company's interest in Silicon Resources, Inc. and the reduction in value of the Company's interest in Amcor.


NET INCOME (LOSS).

      The Company's net income or loss for the three months ending June 30, 2001 and 2000 were a loss of $74,407 ($0.008 pre share) and a loss of $119,227 ($0.02 per share), respectively, a decreased in losses of $44,820 or approximately 38%. The decrease was due to a decrease in expenses as discussed above.

      The Company's net income or loss for the nine months ending June 30, 2001 and 2000 were a loss of $1,804,275 ($0.19 per share)
and income of $491,829 ($0.07 per share), respectively, a decreased of $2,296,104. The decrease was due to a decrease in revenues, the discontinuance of Master Financial's business, the sale of the Company's interest in Silicon Resources, Inc., and reduction in value of Amcor Financial.


WORKING CAPITAL

      The Company's adjusted working capital decreased from $502,888 to $190,661 for the months ending June 30, 2000 and 2001, respectively. The adjusted working capital was determined by reducing the Current Assets by the amount of Prepaid Expenses, $312,395 and $62,500, and Due from Tensleep Appliance, $53,899 and $111,073,
+respectively, as of June 30, 2000 and 2001, respectively.

     The Company's adjusted working capital ratio as of March 31, 2001 and 2000 was 2.36:1 and 92.07:1, respectively. The adjusted working capital ratio was determined by reducing the Current Assets by the amount of Prepaid Expenses, $62,500 and $312,395, and the amount Due from Tensleep Appliance, $111,073 and $53,899, as of June 30, 2001 and 2000, respectively.

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

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      Not Applicable.

ITEM 5.  OTHER INFORMATION

     In June 2001 Ronald Wasserman resigned as the Chief Financial Officer of the Company and Ronald S. Tucker re assumed his that position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

      None.

(b) Reports on Form 8-K.

      None.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, there unto duly authorized.


                         Tensleep Corporation
                            (Registrant)

  Signature                      Title                    Date

/S/   Ronald S. Tucker        Director, CEO           August 19, 2001
Ronald S. Tucker