Form 10KSB/A
period 2000-09-30
TENSLEEP CORP
filed 2001-12-03
CIK 1006024

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C.  20549

                             FORM 10-KSB/A


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

Auditor's Report

                       BRABO, CARLSEN & CAHILL
                    Certified Public Accountants
   1111 E. Tahquitz Canyon Way, Suite 203, Palm Springs, CA 92262
                Ph: 760-320-0848   fax: 760-322-4626

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
of Tensleep Corporation


We have audited the accompanying consolidated balance sheets of Tensleep Corporation (formerly Tensleep.com, Inc., Tensleep Technologies, Inc. and Tensleep Design, Inc.) (A Colorado Corporation) and subsidiaries, as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders equity (deficit), and cash flows for the years then ended. We audited the individual 1999 financial statements of Tensleep Corporation. We also audited the individual 2000 financial statements of Tensleep Corporation and each subsidiary except Master Financial Group Inc., whose financial statements we complied, as discussed in the sixth paragraph of this report. These consolidated financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidating financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidating financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to obtain adequate detailed books and records and supporting data in order to complete the audit of the subsidiary Master Financial Group, Inc. Therefore, we were not able to satisfy ourselves about the amount that goodwill is recorded at in the accompanying consolidated balance sheet at September 30, 2000 (stated at $337,352), the amount of goodwill amortization expense (stated at $16,868), and goodwill asset impairment (stated at $750,000) and impact on the consolidated accrued income taxes and income tax expense of Tensleep Corporation for the year then ended. Additionally, we were unable to obtain adequate financial information to satisfy ourselves about the recorded amount of the investment in Silicon Resources, Inc. included on the accompanying consolidated balance sheet at September 30, 2000 (stated at $1,103,800) and the amount of related license fee revenue (stated at $750,000) including the impact of applying the equity method to this investment and the impact on the consolidated accrued income taxes and income tax expense of Tensleep Corporation for the year then ended.

In our audit report dated January 9, 2001, we were not able to complete our audit, and the scope of our work was not sufficient to enable us to express an opinion on the consolidated financial statements referred to in the first paragraph of Tensleep Corporation and subsidiaries, as of September 30, 2000, and the results of their operations, changes in stockholders equity (deficit), and its cash flows for the years then ended of Tensleep Corporation and each subsidiary, except Master Financial Group, Inc., whose financial statements we compiled in conformity with generally accepted accounting principles. As discussed in Notes 20 and 24, the Company discontinued the operations of Master Financial Group, Inc. as of March 31, 2001, and has adjusted the related assets and liabilities accordingly in the subsequent fiscal period. Also, as discussed in Notes 4 and 24, subsequent to year-end, the Company sold its investment in Silicon Resources, Inc., and has adjusted the value in the subsequent fiscal period. Accordingly, our present opinion on the September 30, 2000 financial statements, as presented herein, is different from that expressed in our previous report.

In our opinion, except for the effects of such adjustments, if any, on the individual financial statements of Master Financial Group, Inc. and the September 30, 2000 fiscal year consolidated financial statements that might have been determined to be necessary had we been able to satisfy ourselves about the amount that goodwill, related amortization, expense, goodwill asset impairment, investment in Silicon Resources, Inc. and related license fee revenue were recorded at, and the impact on the consolidated accrued income taxes and income tax expense, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the individual and consolidated financial positions of Tensleep Corporation and each subsidiary, except Master Financial Group, Inc., whose financial statements we compiled, as discussed in the following paragraph, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We have compiled the accompanying balance sheet of Subsidiary, Master Financial Group, Inc. as of September 30, 2000, and the related statements of operations, changes in stockholder equity (deficit), and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the financial statements of Subsidiary Master Financial and, accordingly, do not express an opinion or any other form of assurance on them.

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




Palm Springs, California
January 9, 2001
(except for Notes 2, 4, 20 and 24 for which the date is March 31, 2001)

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
                                                         ===========     ===========


                          TENSLEEP CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                               SEPTEMBER 30, 2000 AND 1999

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             2000            1999
                                                         -----------     -----------
CURRENT LIABILITIES
   Accounts Payable                                      $       755     $     4,693
   Loan payable to China Net & Technologies, Inc.
                           (See nOTE 6)                        2,291          14,442
   Accrued consulting fees (See note 11)                           -         140,000
                                                         -----------     -----------
    Total Current Liabilities                                  3,046         159,135
                                                         -----------     -----------

TOTAL LIABILITIES                                              3,046         159,135


STOCKHOLDERS' EQUITY
   Preferred stock, no stated value, 10,000,000 shares             -               -
   authorized no shares issued and outstanding

   Common stock, $.01 stated value, 50,000,000 shares         84,120          70,450
   authorized 8,358,266 and 7,045,016 shares issued and
   outstanding at September 30, 2000 and 1999,
   respectively

   Treasury stock, 1,000,000 and 0, at cost, for                   -               -
   September 30, 2000 and 1999, respectively

   Additional paid-in capital                              7,938,201       3,580,966

   Allowance for Unrealized Gains (Losses) on                (41,468)              -
   Marketable Equity Securities (See note 1)

   Note Receivables for common stock                               -        (610,200)
   (See note 11 and 16)

   Retained Earnings (Accumulated Deficit)                (2,407,193)     (2,066,377)
                                                         -----------     -----------

TOTAL STOCKHOLDERS' EQUITY                                 5,573,660         974,839
                                                         -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 5,576,706     $ 1,133,974
                                                         ===========     ===========

The accompanying notes are an integral part of these statements.

                             TENSLEEP CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                             2000            1999
                                                         -----------     -----------
REVENUES
   Lease income (See note 12)                            $         -     $   115,800
   Design Fees                                                22,400               -
   Memberships                                                21,219               -
   License Fees (See note 19)                                950,000               -
   Stock Promotion                                           419,692               -
   Royalty Income (Note 18)                                  122,177               -
   Other Income                                                1,556          15,668
                                                         -----------     -----------
                                                           1,537,044         131,468

EXPENSES
   Advertising                                                75,025          30,103
   Automobile expense                                          3,484           8,205
   Bank service charges                                        2,571             343
   Compensation                                               14,375               -
   Consulting expense                                        406,833         157,550
   Depreciation and Amortization                             110,389          91,462
   Dues and subscriptions                                      2,512           1,598
   Filing fees                                                   950             604
   Insurance                                                   3,855           1,852
   Interest                                                      329               -
   License & permits                                              50             110
   Other expenses                                             14,416           4,723
   Office supplies                                             6,322           1,576
   Outside services                                          142,014           9,071
   Payroll & Payroll Taxes                                    19,549               -
   Postage & delivery                                          1,649             639
   Printing and reproduction                                     154              66
   Professional fees                                          28,537           7,650
   Promotion                                                  13,091               -
   Rent (See note 12)                                              -          12,000
   Repairs                                                     1,053           1,945
   Product development costs                                  95,926               -
   Supplies                                                    1,159               -
   Telephone                                                   8,280           7,234
   Travel & Entertainment                                     32,926           4,838
   Utilities                                                     670             264
                                                         -----------     -----------
                                                             986,118         341,833
                                                         -----------     -----------
INCOME (LOSS) FROM OPERATIONS                                550,926        (210,365)
                                                         -----------     -----------
OTHER INCOME (EXPENSE)
   Interest Income                                            10,419               -
   Income (loss) on equity investments                       (87,682)        (42,877)
   Asset Impairment (See note 20)                           (750,000)              -
   Net Realized gain on marketable
        securities (See note 1)                               10,419               -
                                                         -----------     -----------
                                                            (816,794)        (42,877)
                                                         -----------     -----------
PROVISION FOR INCOME TAXES (See note 22)                           -               -
                                                         -----------     -----------
NET INCOME (LOSS)                                        $  (265,868)    $  (253,242)
                                                         ===========     ===========


EARNINGS PER COMMON SHARE (SEE NOTE 13)                  $     (0.03)    $     (0.03)
                                                         ===========     ===========



The accompanying notes are an integral part of these statements.

                         TENSLEEP CORPORATION & SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   F0R THE YEARS ENDED SEPTEMBER  30, 2000 and 1999

                                                                                                       Allowance
                                                                                                    for Unrealized
                                                                                              Note      Gains and
                                                                   Additional              Receivable  Losses on
                      See             Number of             Common   paid-in     Retained      for     Marketable
                      Note   Date      shares    Considera   stock   capital     Earnings     stock   Equity Sec         Total
                      -----------------------------------------------------------------------------------------------------------
Balance 9/30/1998
  as prev. reported                  6,103,016             $  61,030 $  535,186 $(1,780,930) $       -  $         -  $ (1,184,714)
Adjustments:
  Prior prd adj                                                    -          -     (32,205)         -            -       (32,205)
  cost to equity
  method - Note 2                    ---------  ---------- --------- ---------- ------------ ---------  -----------  -------------

Balance, 10/1/1998
  as restated                        6,103,016             $  61,030 $  535,186 $(1,813,135) $       -  $         -  $ (1,216,919)

Stock issued          7A  12/15/98      35,000   Cash/Note       350    174,650           -          -            -       175,000
Stock issued          7B  12/15/98       8,000   Non-cash         80     39,920           -          -            -        40,000
Stock issued          7C  12/15/98     300,000   Non-cash      3,000  1,497,000           -          -            -     1,500,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7B  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7D  12/15/98       4,000   Non-cash         40     19,960           -          -            -        20,000
Stock issued          7E  12/15/98     137,000    Note         1,370    683,630           -          -            -       685,000
Exercise A Warrants   7E  12/15/98      88,000    Note           880     34,320           -          -            -        35,000
Exercise B Warrants   7F  03/31/99       4,000   Non-cash         40     19,960           -          -            -        20,000
Exercise A & B Warr   7G  09/13/99     350,000   Non-cash      3,500    496,500           -          -            -       500,000
Note Rec for stock    16                     -                                -           -   (610,200)           -      (610,200)
Net income (loss)
        1999                                  -                               -   ( 253,242)         -            -      (253,242)
                                      ---------  --------- --------- ---------- ------------ ---------- ------------ -------------
Balance 9/30/1999                     7,045,016            $  70,450 $3,580,966 $(2,066,377) $(610,200) $         -  $    974,839

Exercise B Warrants   7H  10/11/19       15,000  Non-cash        150     74,850           -          -            -        75,000
Exercise A Warrants   7I  10/26/19       20,000  Non-cash        200     19,800           -          -            -        20,000
Stock issued          7J  10/29/19       35,000  Non-cash        350     27,650           -          -            -        25,000
Exercise A Warrants   7K  11/01/19        5,000   Cash            50      3,950           -          -            -         4,000
Exercise A Warrants   7L  11/03/19        1,000   Cash            10        790           -          -            -           800
Exercise A Warrants   7M  11/03/19        1,000   Cash            10        790           -          -            -           800
Exercise A Warrants   7N  12/07/19       10,000  Non-cash        100      7,900           -          -            -         8,000
Exercise A Warrants   7O  12/07/19       50,000  Non-cash        500     49,500           -          -            -        50,000
Exercise A Warrants   7P  12/07/19       13,000  Non-cash        130     12,870           -          -            -        13,000
Stock issued          7Q  12/08/19       60,000  Non-cash        600     59,400           -          -            -        60,000
Erercise B Warrants   7R  12/13/19       25,000  Non-cash        250    122,250           -          -            -       122,500
Stock issued          7S  12/14/19       20,000   Cash           200     35,282           -          -            -        35,482
Exercise B Warrants
    & stock issued    7T  12/30/19      300,000  Non-cash      3,000    597,000           -          -            -       600,000
Erercise B Warrants   7U  12/30/19       50,000  Non-cash        500    249,500           -          -            -       250,000
Exercise A Warrants   7V  12/30/19      253,960  Non-cash      2,540    197,460           -          -            -       200,000
Exercise A Warrants   7W  12/30/19      100,000  Non-cash      1,000     79,000           -          -            -        80,000
Shares cancelled      7X  12/30/19   (1,000,000) Non-cash   (10,000)     10,000           -          -            -             -
Note Rec canceled     16  12/30/19            -  Non-cash          -          -           -    610,200            -       610,200
Stock issued          7Y  02/24/20      340,000  Non-cash      3,400     30,600           -          -            -        34,000
Erercise B Warrants   7Z  03/07/20      100,000   Cash         1,000    449,000           -          -            -       450,000
Stock issued          7AA 04/22/20      400,000  Non-cash      4,000    996,000           -          -            -     1,000,000
Exercise B Warrants
    & stock issued    7AB 04/22/20      500,000  Non-cash      5,000  1,245,000           -          -            -     1,250,000
Stock issued          7AC 06/07/20       10,000  Non-cash        100     14,275           -          -            -        14,375
Stock dividend        14  06/02/20        4,290  Non-cash         43      5,856      (5,856)         -            -             -
Stock dividend        14  07/26/20       49,737  Non-cash        497     64,783     (65,280)         -            -             -
Stock dividend        14  08/23/20        4,020  Non-cash         40      3,729      (3,769)         -            -             -
Net income for 2000                           -                    -          -    (265,868)         -            -      (265,868)
Net Unrealized loss
  on marketable
  equity securities                           -                    -          -           -          -      (41,468)      (41,468)
                                      ---------             --------  ---------   ---------  ---------  -----------    -----------

Balance 9/30/2000                     8,412,023             $ 84,120 $7,938,201 $(2,407,193) $       -  $   (41,468)   $5,573,660
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

In March 2001 the Company and CN&T agreed to modify the above mentioned agreement to exchange 400,000 shares of the Company's common stock for 2,000,000 shares of CN&T common stock. Under the modified agreement, the 2,000,000 shares of CN&T were canceled. In exchange for the 400,000 shares of the Company and the receipt of the CN&T common stock in payment of the remaining $100,000 license fee, CN&T will issue the Company 500,000 shares of stock. The modified agreement will be accounted for in the next fiscal year ended September 30, 2001.

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

NOTE 4: INVESTMENT IN SILICON RESOURCES

During the current fiscal year the Company acquired 1,900,452 shares in Silicon Resources. Shares acquired represent approximately an 35% ownership in Silicon Resources. Silicon Resources provides integrated circuit design consulting services. The Company has accounted for this investment under the cost method because the Company has not been able to get the necessary financial information to apply the equity method. Under the cost method, income is recorded when dividends are received. The shares were obtained in the cash-free exchanges described in Note 5 and 12. The valuation of the shares in the amount of $1,103,800 was obtained was an agreed-upon value as of the date of the exchange based upon the market value of the Company's common stock on the closing date. The Company transferred this investment to its wholly owned subsidiary in July 2000 (See Note 21). In March 2001, the subsidiary returned the common stock of Silicon resources to the Company. Due to the Company's inability to obtain financial information or sell the investment to an unrelated third party, the Company sold the Silicon Resources common stock to an affiliate for $3,800. The sale resulted in a loss on the sale of investment at cost of $1,100,000, reported in the parent company.
(See Note 24.)

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

	Note AD - 58,047 shares were issued to qualified investors pursuant to the special 10% stock dividend (See note 14)

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

On July 26, 2000, the Company distributed 49,737 shares of common stock in connection with the 10% stock dividend that was authorized on August 2, 1999. As a result of the stock dividend, common stock was increased by $497, additional paid in capital was increased by $64,783, and retained earnings was decreased by $65,280. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for September 30, 1999 have been restated to reflect the stock dividend.

On August 23, 2000, the Company distributed 4,020 shares of common stock in connection with the 10% stock dividend that was authorized on August 2, 1999. As a result of the stock dividend, common stock was increased by $40, additional paid in cpital was increased by $3,729, and retained earnings was decreased by $3,769. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts for September 30, 1999 have been restated to reflect the stock dividend.

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

In March 2001, the Company decided to discontinue the operations of Master Financial and wrote off the balance of goodwill of $320,484. Management estimated that the market value of Master Financial was $200,000 and all other assets and liabilities were adjusted accordingly. In connection with the discontinuance of operations, the Company has filed a lawsuit against the former president of Master Financial to recover the remaining net assets and the books and records. Management believes that it will be able to recover $200,000 from the former officer through litigation.

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

In January 2001, the Company rescinded the acquisition of the majority interest in Whisk.co.uk, Limited and transferred any and all of its interest in Tensleep Europe, Inc., to the party from whom the Company was acquiring the majority interest in Whisk.co.uk, Limited. The Company canceled the 2,600,000 shares of its common stock.

In March 2001, the Company decided to discontinue the operations of Master Financial Group, Inc., its wholly owned subsidiary. The assets and liabilities of this subsidiary are estimated to have a realizable value of $200,000 to be sought through litigation with the former president of Master Financial. The net assets of this subsidiary, in the amount of $460,817 as of September 30, 2000, were adjusted down to $200,000 subsequent to year end in the second quarter ending March 31, 2001






                          INDEPENDENT AUDITOR'S REPORT
                          ON CONSOLIDATING INFORMATION



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